Form 10-Q
period 2000-11-30
ZYDANT CORP
filed 2001-01-16
CIK 1108800

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 2000


                        Commission file number 000-31591


                               ZYDANT CORPORATION
             (Exact name of Registrant as specified in its charter)



             NEVADA                                              76-0630801
  (State or other jurisdiction                                 I.R.S. Employer
of incorporation or organization)                            Identification No.)


                      2525 South Shore Boulevard, Suite 309
                            League City, Texas 77573
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (281) 334-5940
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At January 12, 2001 the Registrant had 15,196,936 shares of Common Stock outstanding.

                               ZYDANT CORPORATION
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            Page
                                                                            ----
Part I.   Financial Information

  Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets......................................  3

          Consolidated Statements of Operations............................  4

          Consolidated Statements of Cash Flows............................  5

          Notes to Consolidated Financial Statements.......................  6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  7

  Item 3. Quantatative and Qualitative Disclosure About Market Risk........ 10


Part II.  Other Information

  Item 1. Legal Proceeding................................................. 11

  Item 2. Changes in Securities and Use of Proceeds........................ 11

  Item 3. Defaults Upon Senior Securities.................................. 11

  Item 4. Submission of Matters to a Vote of Security Holders.............. 11

  Item 5. Other Information................................................ 11

  Item 6. Exhibits and Reports on Form 8-K................................. 11

Signatures................................................................. 12

                               ZYDANT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                FEBRUARY 29,       NOVEMBER 30,
                                                                    2000               2000
                                                                ------------       ------------
                                     ASSETS
Current assets
  Cash ...................................................      $    817,797       $    398,336
  Notes receivable .......................................            10,000             10,000
                                                                ------------       ------------
    Total current assets .................................           827,797            408,336

Fixed assets, net ........................................           137,792            108,883

Other assets .............................................           155,000            552,500
                                                                ------------       ------------

        Total assets .....................................      $  1,120,589       $  1,069,719
                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ...............      $    193,650       $     42,956

  Due to related party ...................................                --            305,680
                                                                ------------       ------------

        Total current liabilities ........................           199,330            348,636
                                                                ------------       ------------

        Total liabilities ................................           199,330            348,636

Commitments and Contingencies ............................                --                 --

Stockholders' equity
  Common stock, $0.001 par value; 50,000,000 shares
   authorized, 14,900,031 and 15,196,936 issued and
   outstanding as of February 29, 2000 and
   November 30, 2000, respectively .......................      $     14,900       $     15,197
  Additional paid-in capital .............................        12,847,735         13,544,938
  Accumulated deficit prior to the development stage .....          (816,462)          (816,462)
  Accumulated deficit during the development stage .......       (11,124,914)       (12,022,590)
                                                                ------------       ------------
        Total stockholders' equity .......................           921,259            721,083
                                                                ------------       ------------

        Total liabilities and stockholders' equity .......      $  1,120,589       $  1,069,719
                                                                ============       ============

                               ZYDANT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED          MARCH 1, 1998
                                                      NOVEMBER 30,                  NOVEMBER 30,              THROUGH
                                             ----------------------------   ----------------------------    NOVEMBER 30,
                                                 1999            2000            1999           2000           2000
                                             ------------    ------------   ------------    ------------   ------------
Revenue ..................................   $         --    $         --   $         --    $         --   $         --
                                             ------------    ------------   ------------    ------------   ------------
Operating expenses
  Professional fees ......................        225,706          86,860        286,047         355,413        840,108
  Wages and payroll taxes ................         81,704         131,031        135,481         441,076        693,270
  Consulting and contract labor ..........      1,771,200              --      1,771,200              --      9,401,869
  Depreciation ...........................          2,205          14,552         14,987          43,375         82,038
  Interest expense .......................             --              --             --             488         22,743
  Advertising ............................            241          14,781            648          17,606         98,361
  General and administrative .............         49,783          83,038        176,442         216,562        779,115
                                             ------------    ------------   ------------    ------------   ------------

        Total operating expenses .........      2,130,839         330,262      2,384,805       1,074,520     11,917,504

Net loss from operations .................     (2,130,839)       (330,262)    (2,384,805)     (1,074,520)   (11,917,504)
                                             ------------    ------------   ------------    ------------   ------------
Other income (expense)
  Forgiveness of debt ....................             --              --             --              --        306,019
  Related party bad debts ................            207              --             --              --       (169,172)
  Interest income ........................             --           6,119             --          23,917         26,534
  Gain (loss) on sale of fixed assets ....             --              --             --            (321)        18,285
  Loss on investments ....................             --              --             --              --       (440,000)
  Interest income ........................          1,500              --          2,617         153,248        153,248
                                             ------------    ------------   ------------    ------------   ------------
        Total other income (expense) .....          1,707           6,119          2,617         176,844       (105,086)
                                             ------------    ------------   ------------    ------------   ------------
Net loss before provision for income
 taxes ...................................     (2,129,132)       (324,143)    (2,382,188)       (897,676)   (12,022,590)
                                             ------------    ------------   ------------    ------------   ------------

Provision for income taxes ...............             --              --             --              --             --
                                             ------------    ------------   ------------    ------------   ------------

Net loss .................................   $ (2,129,132)   $   (324,143)  $ (2,382,188)   $   (897,676)  $(12,022,590)
                                             ===========     ===========    ===========     ===========    ===========

Basic and diluted loss per common share...   $      (0.17)   $      (0.02)  $      (0.19)   $      (0.06)  $      (3.31)
                                             ============    ============   ============    ============   ============

Basic and diluted weighted average
 common shares outstanding ...............     12,681,045      15,151,962     12,681,045      15,018,015      3,632,163
                                             ============    ============   ============    ============   ============

                               ZYDANT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED          MARCH 1, 1998
                                                                  NOVEMBER 30,              THROUGH
                                                          ----------------------------     NOVEMBER 30,
                                                              1999            2000             2000
                                                          ------------    ------------    ------------
Cash flows from operating activities:
  Net loss ............................................   $ (2,382,188)   $   (897,676)   $(12,022,590)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Common stock issued for expenses ..................      1,771,200          97,500       9,343,919
    Loss (gain) on sale of fixed assets ...............             --             321         (18,285)
    Depreciation ......................................         14,987          43,375          82,038
    Related party bad debts ...........................             --              --         169,172
    Loss on investment ................................             --              --         440,000
    Forgiveness of debt ...............................             --              --        (306,019)
  Changes in operating assets and liabilities:
    Decrease in accounts receivable ...................             --              --             304
    Increase (decrease) in due to/from related
     party ............................................        (55,300)        300,000         715,883
    Increase in other assets ..........................             --        (397,500)       (397,500)
    Increase (decrease) in accounts payable and
     accrued liabilities ..............................        (47,491)       (150,694)         42,956
                                                          ------------    ------------    ------------
        Net cash used by operating activities .........       (698,792)     (1,004,674)     (1,950,122)

Cash flows from investing activities:
  Purchase of fixed assets ............................           (531)        (16,837)       (193,292)
  Purchase of other assets ............................             --              --        (125,000)
  Proceeds from sale of fixed assets ..................             --           2,050          62,050
                                                          ------------    ------------    ------------
        Net cash used by investing activities .........           (531)        (14,787)       (256,242)

Cash flows from financing activities:
  Proceeds from issuance of common stock ..............        706,422         600,000       2,660,000
  Proceeds from shareholder contribution ..............             --              --              --
  Principal payments on notes payable .................             --              --         (55,300)
                                                          ------------    ------------    ------------
        Net cash provided by financing activities .....        706,422         600,000       2,604,700
                                                          ------------    ------------    ------------

Net increase (decrease) in cash .......................          7,099        (419,461)        398,336

Cash, beginning of period .............................          2,047         817,797              --
                                                          ------------    ------------    ------------

Cash, end of period ...................................   $      9,146    $    398,336    $    398,336
                                                          ============    ============    ============
Supplemental disclosure of cash flow:

  Cash paid for interest ..............................   $         --    $         --    $         --
                                                          ============    ============    ============

  Cash paid for income taxes ..........................   $         --    $         --    $         --
                                                          ============    ============    ============
  Principal payments on notes payable through the
  issuance of common stock ............................   $         --    $         --    $    394,903
                                                          ============    ============    ============

  Common stock issued for the acquisition of assets....   $         --    $         --    $    440,000
                                                          ============    ============    ============

                               ZYDANT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM RESULTS

     The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month and nine-month periods ended November 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending February 28, 2001. These financial statements should be read in conjunction with our consolidated financial statements and the notes thereto for the fiscal year ended February 29, 2000 contained in our registration statement on Form S-1 (Registration No. 333-36290).

2.   RELATED PARTY TRANSACTIONS

     As of November 30, 2000, the balance due to related party totaling $305,680 consisted of advances from Northwest Capital Partners, LLC (an entity wholly owned by a director and stockholder of the Company), bearing no interest, and due February 28, 2002.

3.   OTHER ASSETS

     Other assets totaling $552,500 at November 30, 2000, consists of capitalized 15% working interest in petroleum exploration permit, PEP38721, recorded at historical cost. This includes an additional $397,500 investment to cover 15% of the exploration costs, during the nine months ended November 30, 2000. If the exploration does not prove to be profitable for production, the Company will write-off the capitalized working interest as an expense.

4.   OTHER INCOME

     In May 2000, our management evaluated outstanding payables and determined that certain payables have been absolved of future liability. For the nine months ended November 30, 2000, the absolved payables have been recorded as Other Income approximating $150,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." Known and unknown risks, uncertainties, and other factors could cause our actual results to differ materially from those contemplated by these statements. Such risks and uncertainties are discussed in our filings with the Securities and Exchange Commission and include our ability to attract and retain customers for our subscription services, our ability to find additional sources of capital, our ability to generate revenue to support our operations, our ability to compete in the highly competitive markets in which we operate, and our ability to respond to technological developments affecting the industry.

     All   references  to  "we,"  "our,"  "us,"  or  "Zydant"  refer  to  Zydant
Corporation, and its predecessors, operating divisions, and subsidiaries.

     This report should be read in conjunction with our registration statement on Form S-1, filed May 4, 2000 and declared effective October 13, 2000, and all supplements and amendments thereto.

OVERVIEW

     We are a development stage company that plans to provide wireless Internet application and information services to users of a wide variety of hand-held personal digital assistants, or PDAs. Our company was organized in June 1971 under the laws of the state of New York under the name The Bolton Group, Ltd. Our company engaged in various businesses and underwent several name changes between 1971 and 1994, when we changed our name to Titan Resources, Inc. Between June 1994 and 1997, as Titan Resources, we owned and operated an industrial mining and sales operation and other oil interests through our subsidiary American Monarch Energy Corp. Beginning in March 1997 and continuing to March 1998, we had no assets or operations. In March 1998, we entered into an asset purchase agreement with Mobilelink Communications, for the rights and title to all of Mobilelink's intellectual property, consisting of software and other intangibles, in exchange for 220,000 shares of our company and 5% of the gross sales of licenses of the intellectual property (which was to be paid to Affiliated Resources Corporation, from which Mobilelink originally purchased the intellectual property). Pursuant to that acquisition, if the gross sales from licenses did not equal at least $200,000 within 24 months from the date of the purchase, then the acquired assets would be returned to Mobilelink. We formed a subsidiary, Titan Wireless, Inc., in March 1998 and immediately placed all of the acquired intellectual property from Mobilelink into the subsidiary in exchange for 100% of the issued stock of the subsidiary. We own 100% of the issued and outstanding stock of Titan Wireless, Inc.

     We have been in the development stage since we purchased the assets of Mobilelink in March 1998. During fiscal 2000, we determined that our investment in the intellectual property of Mobilelink was a non-viable asset with no future benefits to our company, and we wrote-off that investment resulting in a loss of $440,000. Although we do not plan to use any of the assets purchased from Mobilelink as a part of our future business activity, we plan to acquire and develop new software and software applications and to use a combination of purchased and internally developed software and software applications to deliver wireless information services over the Internet on a subscription basis to wireless PDAs.

     During November 1999, through the settlement of a lawsuit involving Titan Resources, we were awarded an undivided 15% working interest in petroleum exploration permit, PEP38721, covering approximately 29,000 acres of the Taranaki Basin on the North Island of New Zealand. GEL Exploration of Houston, Texas is the operator of the permit. The Operating Committee for PEP38721 includes representation from all of the interest owners. With consensus of the Operating Committee, GEL completed an exploratory drill, the Crusaders-1, as well as a sidetrack, the Crusaders-1A. We have invested approximately $397,000 for our share of the costs of this exploration. As of November 2000, GEL

Exploration reported shows of both oil and gas during the exploratory drills, but nothing suitable for profitable production. The exploratory drills have been temporarily plugged until further seismic data is collected. In order to reduce the costs of further exploration, GEL Exploration has begun relocating equipment from the United States to New Zealand. GEL plans to meet with the Operating Committee in late January 2001 to review status, and discuss further exploration options. Our company borrowed $300,000 from Northwest Capital Partners, an affiliate of our company, to support our interest in the exploration of this asset. We believe that we would be able to obtain additional financing to support any future exploration. If the operator does not discover oil on our concession and we determine that an opportunity for us to realize a return on our investment does not exist, we do not intend to invest additional capital in this asset and do not intend to pursue further this type of business activity.

RESULTS OF OPERATIONS

     The following table provides, for the periods shown, the line items included in our consolidated statements of operations.

                                                  YEAR ENDED                         THREE MONTHS ENDED
                                 --------------------------------------------    ----------------------------
                                 FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,    NOVEMBER 30,    NOVEMBER 30,
                                     1998            1999            2000            1999            2000
                                 ------------    ------------    ------------    ------------    ------------
Revenue ......................   $         --    $         --    $         --    $         --    $         --
                                 ------------    ------------    ------------    ------------    ------------
Operating expenses
  Professional fees ..........             --         168,702         315,993         225,706          86,860
  Wages and payroll taxes ....             --              --         252,194          81,704         131,031
  Consulting, Contract labor .             --         289,169       9,112,700       1,771,200              --
  Depreciation ...............            546          13,100          25,563           2,205          14,552
  Interest expense ...........             --          14,500           7,755              --              --
  Advertising ................             --          76,685           4,070             241          14,781
  General and administrative .         19,252         337,828         224,725          49,783          83,038
                                 ------------    ------------    ------------    ------------    ------------
    Total operating expenses .         19,798         899,984       9,943,000       2,130,839         330,262
                                 ------------    ------------    ------------    ------------    ------------
Net loss from operations .....   $    (19,798)   $   (899,984)     (9,943,000)     (2,130,839)       (330,262)
Other income (expense)
  Forgiveness of debt ........             --         306,019              --              --              --
  Related party bad debts ....             --        (169,172)             --             207              --
  Interest income ............             --              --           2,617              --           6,119
  Gain on sale of fixed assets             --          18,606              --              --              --
  Loss on investments ........             --              --        (440,000)             --              --
  Other income (expense) .....             --              --              --           1,500              --
                                 ------------    ------------    ------------    ------------    ------------
Total other income (expense)               --         155,453        (437,383)          1,707           6,119
                                 ------------    ------------    ------------    ------------    ------------
Net loss .....................   $    (19,798)   $   (744,531)   $(10,380,383)   $ (2,129,132)   $   (324,143)
                                 ============    ============    ============    ============    ============

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED NOVEMBER 30, 1999

     We continued to incur operating losses during the third quarter. We incurred net losses of approximately $324,000 for the three months ended November 30, 2000 compared with approximately $2,129,000 for the three months ended November 30, 1999. The overall decrease in operating expenses was primarily a result of a decrease in consulting and contract labor of approximately $1,771,000. We did not incur any expense for consulting and contract labor for the three months ended November 30, 2000. We realized an expense of approximately $1,771,000 for consulting and contract labor for the three months ended November 30, 1999 which was associated with the issuance of common stock pursuant to our agreement with Northwest Capital Partners.

     Our costs for the three months ended November 30, 2000 include an increase in overall payroll compensation and related taxes of approximately $49,000. For three months ended November 30, 2000 we had a payroll and related taxes expense of approximately $131,000 compared with approximately $82,000 for three months ended November 30, 1999. This increase was due to the addition of six employees.

     The majority of the increase in general and administration expense was due to costs associated with the growth and development of our staff, company, and infrastructure.

     We expect a continued increase in operating costs as we prepare to bring our services online. Although we expect to generate revenue during the year ended February 28, 2001, we expect to continue to incur losses from operations. We expect increases in our wage and payroll tax expenses over the next 12 to 18 months, as well as additional expenses for contract labor. We anticipate increases in marketing and advertising expenses as we approach the launch of our online services. We expect continued increases in marketing and advertising in our attempt to gain market share. We also expect increases in general and administrative expenses. These increases will be incurred from additional staffing, management personnel, and increases in existing management personnel salaries.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED NOVEMBER 30, 1999

     Our company realized a decrease in total operating costs during the nine months ended November 30, 2000. For nine months ended November 30, 2000 we had a net loss from operations of approximately $1,075,000 compared with nine months ended November 30, 1999 we had a net loss from operations of approximately $2,385,000. During the third quarter of the nine months ended November 30, 1999 we incurred an expense of $1,771,200 in consulting and contract labor associated with the issuance of common stock pursuant to our consulting agreement with Northwest Capital Partners.

     We realized an expense of approximately $355,400 for professional fees in the nine months ended November 30, 2000 compared with and expense of approximately $286,000 for the nine months ended November 30, 1999, these costs were incurred with respect to our company becoming a reporting company.

     We realized an increase in wages and payroll taxes in the nine months ended November 30, 2000 due to our hiring six additional employees. During the nine months ended November 30, 1999 we realized an expense of approximately $135,400 for wages and payroll taxes compared with approximately $441,000 for the nine months ended November 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measure of a company's ability to meet potential cash requirements, including ongoing commitments to research and development activities and for general purposes. Our cash for research and development and general operating expenses is primarily obtained through cash flows from financing activities.

     We have significant ongoing liquidity needs to support our existing business and research and development activities. Our liquidity is actively managed on a periodic basis and our financial status, including our liquidity, is reviewed periodically by our management. This process is intended to ensure the maintenance of sufficient funds to meet the needs of our company.

     During the three months ended November 30, 2000, we realized a net loss of approximately $324,000 compared with a net loss in the three months ended November 30, 1999 of approximately $2,129,000. During the three months ended November 30, 1999 we incurred a greater net loss due to consulting and contract labor associated with the issuance of common stock pursuant to our consulting agreement with Northwest Capital Partners.

     During the nine months ended November 30, 2000 we used approximately $1.0 million of cash in operating activities compared with approximately $699,000 during the nine months ended November 30, 1999. During the nine months ended November 30, 2000, we realized a net loss of approximately $898,000, which included non-cash expenses of approximately $97,500 of common stock issued in lieu of expenses and approximately $43,375 of depreciation expense. The increase of approximately $397,500 was primarily due to proceeds of approximately $300,000 from a financing activity with a related party and increased payments of accrued liabilities and accounts payable. The note payable was issued to Northwest Capital Partners, an affiliate of our company, in connection with our investment in a petroleum exploration permit.

     During the nine months ended November 30, 2000 we realized an increase in overall net cash used for operating activities. For the nine month period ended November 30, 1999 the net cash used for operating activities was approximately ($699,000) compared with approximately ($1,005,000) for the nine months ended November 30, 2000.

     During the nine months ended November 30, 2000, we used approximately $14,800 in investing activities related to the purchase of fixed assets.

     During the nine months ended November 30, 2000, we generated cash of $600,000 in financing activities related to proceeds from a private placement of our common stock during June and August 2000.

     We are continuing our efforts to raise additional capital through equity or debt financings. During June 2000, we raised $350,000 through a private placement of our common stock. In August we raised an additional $250,000 through a private placement of our common stock. We believe that approximately $5 million of operating capital should satisfy our need for capital during the next 12 months based upon our current operating capital requirements and business plan.

     A delay in any offering could cause a delay in our projections for bringing services online. In the event that we do not raise additional capital through equity or debt financings in the near future, we plan to draw on our $1.0 million revolving note for Northwest Capital Partners.

     We have forecasted approximately $4.9 million in operating expenses through September 2001. These operating expenses include

* approximately $1.1 million in payroll expense related to our increased staffing requirements;

* approximately $1.0 million for legal, professional, and insurance expenses related to our company becoming a "reporting company;" and

* approximately $2.0 million in marketing and advertising related to our introductory marketing campaign.

     We anticipate incurring substantial losses in the future and will likely require significant additional financing in the future in order to satisfy our cash requirements. We intend to raise additional capital through debt and equity financings to fund our continued growth. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect, particularly if we do not find additional sources of capital. If we do not find additional sources of capital, we may be required to reduce the scope of our business activities until other financing can be obtained. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                               ZYDANT CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During October 2000 we issued to two accredited investors 140,000 shares of common stock at $2.50 per share. We also issued to these investors warrants to purchase 14,000 shares of common stock at an exercise price of $2.50 per share. The warrants expire in December 2001. We issued these shares and warrants without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During November 2000 we issued to one accredited investor 125,000 shares of common stock at $2.00 per share. We issued these shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     By a stockholder written consent, on October 4, 2000 our company changed its name to Zydant Corporation. We received 7,865,000 votes in favor of the name change, out of a total of 14,900,031 shares outstanding.

ITEM 5. OTHER INFORMATION.

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 12, 2001

                                        ZYDANT CORPORATION


                                        By: /s/ James T. Voss
                                            ------------------------------------
                                            James T. Voss
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer, and
                                            President (Principal Executive
                                            Officer)


Dale: January 12, 2001

                                        By: /s/ Ellen S. Eckler
                                            ------------------------------------
                                            Ellen S. Eckler
                                            Executive Vice President, Chief
                                            Financial Officer, Secretary, and
                                            Director (Principal Financial and
                                            Accounting Officer)