Form 10-K
period 2001-02-28
ZYDANT CORP
filed 2001-06-28
CIK 1108800

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
FEBRUARY 28, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                      COMMISSION FILE NUMBER: 0-31591

                             ZYDANT CORPORATION
          (Exact name of registrant as specified in its charter)


                Nevada                                         65-0036344
(State or jurisdiction of incorporation                    I.R.S. Employer
             or organization)                            Identification No.)

  2525 South Shore Boulevard, Suite 309, League City, Texas            77573
           (Address of principal executive offices)                  (Zip Code)

                 Registrant's telephone number: (281) 334-5940

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes   X    No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 13, 2001: Common stock, par value $0.001 per share -- $2,173,973. As of June 13, 2001, the Registrant had 15,206,936 shares of common stock issued and outstanding.

                            TABLE OF CONTENTS

PART I                                                            PAGE

ITEM 1.  BUSINESS                                                    3
ITEM 2.  PROPERTIES                                                 23
ITEM 3.  LEGAL PROCEEDINGS                                          23
ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS          23

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                            23

ITEM 6.  SELECTED FINANCIAL DATA                                    26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS              27

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK                                                       31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                31

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                     31

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        32

ITEM 11.  EXECUTIVE COMPENSATION                                    33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                     37

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            38

PART IV

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
          FINANCIAL STATEMENTS                                      40

SIGNATURES                                                          41

PART I

ITEM 1.  BUSINESS

Development of Our Company.

Zydant, formerly known as PalmWorks, Inc. was organized under the laws of the State of NewYork in June 1971 under the name The Bolton Group, Ltd. We underwent several name changes until June 1994, when we changed our name to Titan Resources, Inc. In March 1998, we entered into an asset purchase agreement with Mobilelink Communications, Inc. ("Mobilelink") (a related party owned by a stockholder of ours), for the rights and title to all Mobilelink's intellectual property (software and other intangibles) in exchange for 220,000 (post 1-for-100 reverse stock split) of our common shares.

In September 1999, our board of directors adopted a resolution whereby it approved a 1-for-100 reverse stock split of the issued and outstanding shares of common stock. In October 1999, we acquired all the capital stock of PalmWorks, Inc., a non-operating privately held Nevada corporation ("PalmWorks-Nevada"), in exchange for 3,650,000 shares of our pursuant to a tax free stock-for-stock acquisition. The combination with PalmWorks-Nevada has been accounted for in a manner similar to a pooling of interests, as the companies were under common control in August 1999, the date of inception of PalmWorks-Nevada.

Under accounting principles generally accepted in the United States, the acquisition of PalmWorks-Nevada is considered to be a reorganization in substance, rather than a business combination since PalmWorks-Nevada had no assets, liabilities or operations, and the Company has since re-domiciled in the State of Nevada through PalmWorks-Nevada, as further discussed below. Accordingly, the accounting for the acquisition has been accounted for at historical cost in a manner similar to a pooling of interests ("as-if pooling of interest accounting"), and no goodwill was recorded.

The acquisition of intellectual property from Mobilelink in March 1998 established a new business for us. During fiscal year 2000, we wrote off this intellectual property from Mobilelink totaling $440,000 because it did not see future value in this asset, and has proceeded in the development of their own software technology development. Therefore, we are considered to be a development stage company since our planned principal operations have not commenced.

In April 2000, we re-domiciled from the State of New York to the State of Nevada under a plan and agreement filed in both states whereby the named surviving corporation was PalmWorks-Nevada. As a result of the merger our articles of incorporation provided for 25,000,000 shares of common stock authorized for issuance at a par value of $.001 per share.

In August 2000, a Certificate of Amendment to the Articles of Incorporation changed our name to Zivia, Inc. In October
2000, a Certificate of Amendment to the Articles of Incorporation changed our name to Zydant Corporation.

Business of Our Company.

We are a development stage company that plans to provide wireless application deployment services to users of a wide variety of hand-held personal digital assistants, or PDAs. Our services will provide subscribers real-time information services and access to online applications that allow PDA users to interact with their corporate applications and perform time-critical activities.

Zydant specializes in application deployment services for the Wireless Personal Digital Assistant devices ("WPDA"). Our patent pending software technology serves as a bridge that links
WPDA users to powerful server-based applications that manage both business and consumer information.

Zydant deployment services will offer today's mobile workforce access to their company's enterprise data as well as personalized applications including airline schedules, news, hotel reservations and financial market data.

Applications currently exist on centrally located servers that manage this important data. These server-based applications, which are known as Host Applications, may reside at the user's corporate headquarters, on the Internet, or at a third party data management facility. While many corporations would like to give mobile users access to these applications, it is a costly initial investment and time consuming for them to build and maintain the necessary infrastructure. Zydant's deployment service offering helps eliminate the cost to entry barrier, with a monthly subscription based model.

Zydant technology will provide an efficient and cost effective solution, allowing mobile users to interact with server-based systems via a method known as application deployment. Application deployment allows the Host Application to dynamically control the appearance and behavior of the WPDA user interface. Based on open system standards, Zydant technology uses the Host Application logic to present data to the WPDA and to react to user input.

Zydant services are built around our unique patent pending technology, and can be personalized for specific user preferences. In order to establish a model of recurring revenue, Zydant services will be offered to our customers on a subscription basis.

The Need for Specialized Wireless Information Services and Cross
Platform Application Deployment Solutions.

While the wireless data services market is developing rapidly, widespread adoption of wireless data services has been hindered by a number of factors, including the following:

the cost and effort required of independent software vendors to deploy their applications over a wireless data network;

incompatible mobile devices and wireless carrier networks;

the high cost and inefficiencies associated with using wireless data networks;

an inability to access and transmit data over wireless networks at adequate speeds;

data security concerns;

memory and battery constrained devices;

a lack of effective technology solutions and personnel with the expertise to effectively develop and deploy information services and applications over wireless data systems.

In addition, most of the content and applications existing today are not designed for delivery over the Internet to a handheld computer, but rather to a traditional web browser. We believe there is a lack of solutions focused on the deployment of information services and applications specifically for the wireless PDA user base. As a result of these challenges, a significant opportunity exists for an effective wireless application deployment service that can provide an efficient and cost effective solution; supporting new applications, as well as, investments in legacy applications. Zydant offers an application deployment solution that does not require a large up front investment, it is easy-to-use, cost-effective, and reliable.

Our Solution

Zydant's Patent Pending Application Deployment Technology combines the flexibility of a browser-based technology with the functionality of a dedicated client. Using efficient protocol methods, the Zydant Application Client has the ability to present multiple applications that have the crisp look and feel of a dedicated client. This technology also allows applications to be dynamically updated from the Zydant Application Server, so there is no need to download a new client for each version update, there is no need to interact at the desktop, no need to sync, no need to remove an existing application in the end user suite in order to download another application.

By keeping the development interface on a high level, deployment of existing Host Applications is straightforward, requiring less technical skills for our clients, while decreasing their time to implement. Zydant Application Deployment technology is based on open system standards that allow deployment across a broad range of devices. Its architecture is built around object oriented design so that flexibility and extensibility are inherent. These combined advantages position the Zydant Application Deployment Technology to be rapidly adopted as the leading application deployment method for WPDAs

The Zydant Application Deployment technology is built around three key elements:

Zydant Application Client

Zydant Application Deployment Server

Zydant Deployment Tools

The Zydant Application Client resides on the users Wireless device, and the Zydant Application Deployment Server runs on the Internet-based host computer. These pieces work together to provide connectivity of the Wireless device to its server-based Host Application counterpart. The Zydant Application Client is based on 'thin-client' technology. The term 'thin-client' is an industry-wide term meaning that a minimal amount of application logic is present on the client device. An example of 'thin-client' technology is the popular web browser class of applications such as Netscape or Microsoft Internet Explorer. Where web browsers are designed to access page-oriented information located on the World Wide Web, the Zydant Application Client is designed specifically to access Host Applications and to create an interactive environment between the user and that application, a client-server relationship. The Zydant Application Client is very efficient, it uses a high-performance binary interface between the client and the server to define what the user-interface should look like and how it should act. The user-interface information is sent to the client device separately from the data, or information, that is displayed by the application. At runtime, only the minimal amount of data flows between the client and the Host Server application, this results in a substantial speed increase over conventional web browsers and other Markup Language based thin-clients. Applications deployed via Zydant services can take advantage of the particular device's processing power, native menu buttons, and customized pull-down menu boxes. This gives the application more functionality, as well as a crisp, interactive look and feel. Additionally, while a browser updates information page by page, Zydant's technology updates the user interface field by field. This creates a much more dynamic user experience, much like a dedicated client application. Built on open Internet standards, Zydant technologies provide a low-cost, extremely flexible application deployment solution. The Zydant Deployment Tools provide an easy way to create and maintain deployed applications. By combining the flexibility of a browser-based application with the functionality of a dedicated application, Zydant services minimize corporate application deployment costs while providing the Wireless device end user with highly interactive access to server-based Host Applications.

The Zydant Application Deployment Server works as an intermediary between the Zydant Application Client and the Host Application. The Zydant Deployment Server is responsible for connecting the Wireless device with the user-requested Host Application, and controlling the user interface for the Zydant Application Client. When a Wireless user requests access to a Host Application, the Zydant Application Deployment Server contacts the Host Application and establishes communication between the Host Application and the Wireless device. Application Authorization and Security Verification ensure that only intended users have access to the Host Application. The Host Application is presented to the Wireless user via the Zydant Application Client, honoring all of the User Preference Controls. Host Application updates are downloaded to the Zydant Application Client as soon as they become available to the Zydant Application Deployment Server. The Zydant Application Deployment Server also maintains the necessary records for Zydant's billing management system. Zydant services operate on open Internet standards, and so are not dependent on the transport method used. This means that as packet data transport technologies evolve, Zydant services will be able to utilize the most efficient and ubiquitous methods available.
The Zydant Deployment Tool is an easy-to-use tool for deploying Host Applications to WPDAs, without the need for developing specific client programs. The corporate programmer can quickly design screen layouts from his desktop PC. The developer can assign both client-side and server-side functions to action controls, allowing the client application to run at think-speed while utilizing the computing power of the server. This easy to use gateway into the Zydant Application Deployment Server allows rapid deployment of enterprise applications to WPDAs by corporate programmers. Empowering system integrators and corporate developers with the tools to quickly deploy applications themselves drastically reduces the cost barrier to entry into the Wireless data market. Built on open Internet standards, Zydant services provide a low-cost, extremely flexible application deployment solution. The Zydant Deployment Tools provide an easy way to create and maintain deployed applications. By combining the flexibility of a browser-based application with the functionality of a dedicated application, Zydant services minimize corporate application deployment costs while providing the Wireless device user with highly interactive access to server-based Host Applications.
Portability and Extensibility have been designed into Zydant Technology from the point of conception. Zydant Client Technology currently runs on PalmOS based PDAs, but because it has been engineered using Object Oriented techniques and is written in the C++ language, it can be easily ported to run on Microsoft PocketPC, Win32 and other operating systems. In addition to being readily portable to other platforms, Zydant Client Technology can also be easily extended to take advantage of specific user interface or operating systems features of a given client operating system. The Zydant Application Deployment Language compiler is designed to be readily extensible to allow new language features to be added and since the compiler outputs a common format file for all client operating systems, the compiler needs very little reconfiguration to adapt to new target client devices.

While Zydant Technology was originally targeted at the rapidly growing WPDA market place, we have also taken into consideration the potential for utilizing Zydant Application Deployment technology on the online desktop PC or Laptop as well. We believe there is a strong future for application deployment to all types of devices and have engineered Zydant Technology to be adaptable to a very broad potential marketplace.

Our Strategy

Zydant Corporation plans to empower enterprises that must extend hosted network applications to their workers, wherever they are. We have aligned our business strategy to aggressively penetrate this market opportunity by building subscription services based on our patent pending application deployment technology.

Zydant believes that the future of Internet computing is through application deployment. The ability to run truly interactive applications will increase the power of the Internet far beyond web browsing.

Zydant also believes in the recurring revenue model. Enterprises don't necessarily want to own the software; they want the service that the software can give them. This model provides the enterprise with an extremely low cost barrier to entry as well as supporting a simple and flexible budget plan. Zydant's business model is designed to generate multiple recurring revenue streams based on the Zydant Application Deployment Server. This revenue model is structured around the use of our application deployment technology to provide subscription based services to our customers. These services are built around our ability to provide the connecting link between WPDAs and hosted applications or information servers

Customers

Zydant will provide application deployment services to the following categories of customers:

Enterprise or Corporations; their workers or end users

Independent Software Vendors (ISVs); their corporate clients; end users

Internet Content Providers (CPs);  their clients or end users

Application Service Providers (ASPs); their clients or end users

Zydant's customers will include Corporations who wish to allow their employees or customers access to enterprise data or applications located on their servers. This might include sales or order entry/tracking, inventory management, field service, or enterprise scheduling systems. Billing will be directed toward the corporation on a per-user, flat monthly rate, or metered usage basis.

Third party vertical and horizontal application providers, commonly known as ISVs make up another source of Zydant revenue. ISVs commonly have applications serving multiple client bases. These applications may reside on the ISV's server, a hosted server, or the ISV client's server. Zydant can bill either the ISV or the ISV clients for these services.

The third principle source of revenue for Zydant application deployment services includes Internet Content Providers and Application Service Providers who may have existing web applications targeting horizontal markets. These web applications may include news, financial market data, airline flight schedules, and movie locations and show times. These services may be made available to corporate or third party subscribers as a suite of user services. Revenue for these services may come from the content provider and/or the end user.

Sales and Marketing

We also plan to enter into strategic marketing relationships with other companies to provide opportunities to cross-market our products with the products and services of our strategic partners, which may likely include our competitors. We intend to create an awareness of our company brand name and to educate the market about the features of our services that differentiate them from our competitors. We plan to accomplish this goal through a media campaign and participation in trade shows and industry seminars.


Zydant will market its products and services worldwide through:

direct marketing;

Zydant's website;

Targeted Internet advertising;

Independent Software Vendors;

Content Providers;

Application Service Providers;

our competitors;

our business partners

Our marketing effort includes participation in industry trade shows, trade publications, exploiting the power of multi-media through interactive CD, audio and video, seminar presentations, industry technology summits, targeted advertising, public relations campaigns, corporate subscription promotions, customer surveys and testimonials, and the promotion of our products and services through our web site and satisfied customers.

Our marketing and advertising campaigns comprise a substantial portion of our annual budget. Our marketing and sales programs will be monitored to assure quality and integrity as well as overall effectiveness and profitability. We believe that when supported consistently over time, this strategy serves to strengthen our brand and our position as an industry leader.

We believe that continuing to build the Zydant brand is vital to the expansion of our customer base and the maintenance and development of our market. A component of our brand enhancement strategy is to expand our use of tightly focused advertising campaigns, both in Wireless-related publications and in general purpose media in order to attract new customers to Zydant deployment solutions and services.

Customer Service and Billing

We plan to contract with third parties to provide customer service, billing, and product fulfillment services. Our customer service program will enable our subscribers to contact us through toll free telephone, fax, web site, or e-mail. Subscribers will be able to access our web site to obtain answers to frequently asked questions and information about our services.

During our second quarter of fiscal year ending February
28, 2001, our company had entered into a letter of intent to acquire PDA Data, a joint venture between Excellular Incorporated and Covault Corporation, and had planned to enter into a services agreement with Excellular, to provide customer and billing support . We have retracted our letter of intent and do not intend to continue our pursuit for an acquisition, service agreement or any business arrangements with PDA Data, Exellular Incorporated, or Covault Corporation; following initial due diligence and a shift in our business plan.

Competition

The market for wireless Internet services is becoming increasingly competitive, although the corporate and consumer base is still in need of an effective application deployment solution. The widespread adoption of industry standards in the wireless data communications market may make it easier for new market entrants and existing competitors to introduce competing services. Zydant plans to continue its technology development solutions using industry standards. If we enter into agreements with wireless carriers and data providers, we do not anticipate that any of those agreements will be on an exclusive basis. Although our application deployment technology is patent pending, with time and capital, it would be possible for competitors to replicate our services. We expect that we will compete primarily on the basis of time to market, effective and efficient functionality, customer service, and price.

Competitive Technologies

Existing Wireless computing technologies can be divided into three main camps:

Browser technologies based on markup languages

PQAs based on Palm Computing's Web Clipping technology

Dedicated applications written for a specific purpose

Browser Technology consists of a thin client that interprets a markup language such as Hyper Text Mark Up Language ("HTML") or Wireless Markup Language ("WML") or Wireless Application Protocol ("WAP"). Examples of traditional desktop thin clients include browsers such as Netscape and Microsoft Explorer. This technology allows a web page to be viewed on different makes of desktop systems running different types of browser clients. Browser-based technologies are appropriate for page-oriented information display purposes such as surfing the World Wide Web, where the Host Application is not highly interactive, and where the size of the display screen is large enough to facilitate the page-oriented information effectively.

Palm Query Applications ("PQA"s) are based on Palm
Computing's Web Clipping technology. PQAs rely on a client program written specifically for the Palm Operating System ("OS") based device to access a site on the World Wide Web in order to retrieve information such as news, sports, and weather. Each PQA requires a separate client query application to be developed that contains the screens and query forms used within the PQA. The query is sent through the Palm.net Web Clipping Proxy server, which forwards the request and interprets the reply. The results are presented in a page-oriented format, much like a browser. PQAs are limited by the fact that they are available only for Palm OS based devices.

Dedicated applications for WPDAs are developed using a low-level programming language such as C. These applications are sometimes called "thick" or "intelligent" clients because the majority of the program logic is held locally on the device. These thick client applications have a much crisper look and feel to them. Instead of presenting a page-oriented format like a browser, the screens can be updated on a field-by-field basis. Thick clients can submit queries to Host Applications for data retrieval, and are usually very efficient since less data must be transmitted to update the fields. The downside of dedicated applications is that a separate program must be developed for each different application, requiring experienced developers and a longer time to market. Like a PQA, a thick client must be downloaded to all devices each time there is a version update.

Competitive Companies

At Zydant we strive to know our competitors and what path they take across the new Wireless frontier. We realize that this list is not all-inclusive and that there will always be new competitors breaking into the market:

Aether Systems, Inc. (NASDAQ: AETH) is the industry leader in providing wireless data products and services. Founded in 1996, Aether allows enterprises and individuals to receive real-time data on handheld wireless devices, using virtually any data network, any operating system and any hardware platform. They seek to maximize recurring revenue by developing wireless data services for a variety of industries and market segments in the United States and internationally. Aether Capital has established, or invested in, the following companies: OmniSky, Sila
Communications, Mindsurf, Veristar, and Novatel Wireless.
Clients include Charles Schwab, National Discount Brokers,
Allegiance Health Care, United States Postal Service,
Office Depot and Nissan, among many others.

Palm, Inc.(NASDAQ: PALM) launched a revolution with the Palm VII and Palm.Net service in May of 1999. Palm.Net is a wireless service created exclusively for the Palm VII wireless device. With Palm.net service, Web and Internet information is delivered to the Palm VII using web-clipping applications, known as PQAs. Even though Palm.net service's main focus is in the consumer market, Palm partners with consultants and system integrators who contract with enterprises to build wireless solutions. Some of Palm's partners include Symbol Technologies, Oracle,
Sybase, and SAP.

Pumatech, Inc. (NASDAQ:PUMA), formerly known as Puma
Technology, Inc., emerged on the Silicon Valley landscape in 1993. Pumatech develops, markets and supports mobile device management and synchronization software designed to improve the productivity of handheld computers, smart phones, and other wireless personal communications platforms. They now offer a comprehensive application suite, the Mobile Application Platform (MAP), for the delivery of personalized content to any mobile device.
They recently announced a subscription-based offering called Intellisync.com, which is based on this platform.
Pumatech also markets Satellite Forms, a visual rapid application development (RAD) tool for devices base on the Palm OS platform. Satellite Forms enables software developers to extend custom enterprise applications to handheld computers, and to seamlessly integrate these handheld solutions with enterprise data from Oracle, DB2, Lotus Notes, Microsoft Access, and many other databases.
Partners include Veritas, Xircom, Odyssey Software, and
Information Builders' Middleware Technology Group.

EpicData International Inc.was founded in 1975 as a
supplier of fully integrated data collection products for
the Enterprise Resource Planning (ERP) marketplace,
EpicData International Inc. (Toronto Stock Exchange: EKD)
provides the components for seamless integration within and
across the supply chain - wireless technologies, e-
fulfillment solutions, electronic data capture, middleware
software, and implementation services.  Within their
Wireless Technologies, they partnered with Symbol
Technologies to develop an integrated data collection and
enterprise solution featuring Java-based wireless
technology for the manufacturing market called eXpresso.
eXpresso is an application development platform and
programming interface for creating and enabling mobile
enterprise applications.   A few of their customers include
the City of Vancouver and Pratt & Whitney.

Sybase, Inc.(NASDAQ:SYBS) has been recognized as a technology innovator and leader. iAnywhere Solutions, Inc.
is Sybase's mobile and wireless division.  iAnywhere
Solutions' m-Business Platform is an integraged, end-to-end software platform for extending the reach of e-Business applications, enterprise data, and content to mobile and wireless devices. Customers include Northeast Utilities, PixelPoint, Creative Solutions Unlimited, Inc. and MEDS.

Air2Web is based in Atlanta, Georgia, Air2Web provides enterprises with a platform for the development of wireless applications. The Air2Web Always Interactive suite of services enables organizations to create, deploy, and deliver their branded applications to consumers using all types of wireless devices, from WAP and SMS phones, to pagers, and pervasive computing devices. Air2Web's customers include UPS, ING Barings, Digital Insight,
Vertical One, FANSonly, and Total Sports. Air2Web is a privately held company.

JP Mobile, Inc., formerly JP Systems, Inc., was founded in
1995 in Dallas, Texas. JP Mobile, Inc. provides enterprises with reliable, data-center-ready and proven mobile information services. JP Mobile's SureWaveT Mobile Server is designed to perform in mission-critical data-center environments and enables enterprise legacy platforms and applications to work with all kinds of mobile devices and network protocols. JP Mobile's customers include the NYSE, who deliver messages on the trading floor through the SureWaveT Mobile Server, and OmniSky, recently recognized by Business Week for their JP Mobile powered email service.
JP Mobile, Inc. is a privately held company.

Many of our existing and potential competitors may have substantially greater financial, technical, marketing and distribution resources than we do.

All of these companies have greater name recognition and more established relationships with our target customers.
Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

Intellectual Property

The Zydant patent pending technology abstract: A system and methods through which interactive, device independent applications can be deployed to portable devices while limiting bandwidth requirements. The invention includes an application deployment tool, which provides a RAD environment through which applications can be developed, an application manager, which allows modified applications to be transmitted to a portable device while requiring less bandwidth, and an application client, for running applications on a portable device.

We have applications pending for the trademarks "We're not a company. We,re a culture!", "Empowering humanity through technology", "Zydant", "The power of Z", and our corporate logos. To our knowledge, there has not yet been any opposition to the marks, although we realize that until this process is completed the registration marks may be challenged.

Other Assets

We own a 15% working interest in petroleum exploration permit PEP38721, covering approximately 29,000 acres of the Taranaki Basin on the North Island of New Zealand. This asset was the property of Titan Resources, Inc. a predecessor of our company, and is now our asset as a result of Titan's merger with our company in October 1999. GEL Exploration of Houston, Texas is the operator of the permit. Exploration work including a drill and sidetrack began in August of 2000. There were some gas and oil finds in the exploration drilling completed between August and November of 2000. Our company has invested approximately $497, 000 in this asset during fiscal year ending February 28, 2001. During May 2000, we issued a $300,000 note payable to Northwest Capital Partners for working capital purposes and we used this capital to support our 15% working interest in permit PEP38721, these funds were used for the first exploration drill, Crusaders 1. The note does not bear interest and is due February 2002. In August of 2000 our company invested $97,000 of its working capital to support our 15% working interest in permit PEP38721, these funds were used for an exploration sidetrack drill, Crusaders 1A. GEL Exploration has shipped much of their drilling equipment from Houston, TX to New Zealand to help minimize the costs of exploration, and has re-engineered previous seismic as well as performed new seismic on much of the permit area.

The company has not yet realized any return value from this asset. Although the company recognizes the potential for future value from this asset, it cannot afford further investment in this asset. Furthermore the company does not feel that continued support to this asset fits within the scope of the company's business plan. Therefore, the company is currently pursuing the sale of this asset.

The company does not intend to invest additional capital in this asset and does not intend to pursue further this type of business activity.

Government Regulation

We currently are not subject to direct federal, state or local, government regulation, other than regulations that apply to businesses generally. Once we commence our service offerings, we also could be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies, or the placement of cellular towers. Changes in these regulations also could create uncertainty in the marketplace, which could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations.

We do not plan to collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so. We will collect sales and other taxes in the states in which we have offices and are required by law to do so. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have a material adverse effect on our business, financial condition or results of operations.

Risk Factors in Connection with Plan of Business

An investment in our common stock involves a high degree of risk. Prospective investors should consider carefully the following, in addition to the other information contained in this report, before purchasing any of our common stock.

We have incurred substantial losses, our ability to generate revenue to support our operations is uncertain, and our independent certified public accountants have issued a qualified opinion on our financial statements.
We have not generated revenue, have incurred substantial losses since our inception, and currently are experiencing a substantial cash flow deficiency from operations. We expect to incur substantial additional losses for the foreseeable future. We incurred net losses of approximately $1,158,264 during fiscal 2001, $10,380,000 during fiscal 2000, and $745,000 during fiscal
1999. As of June 13, 2001, we had working capital of approximately ($36,154) and an accumulated deficit of approximately $13,100,000. Our ability to generate significant revenue is uncertain, and we may never achieve profitability. The report by our independent certified public accountants on our financial statements for the year ended February 29, 2001 states that we have not commenced our planned operations, have suffered recurring losses, and have no revenue from operations, all of which raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not yet introduced our application deployment services, have not yet generated revenue, and have a very limited operating history upon which you can evaluate our potential for future success.

We have not yet introduced our application deployment services. We have not generated revenue and have a very limited operating history on which you can evaluate our potential for future success. You should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include the following:

lack of sufficient capital;

unanticipated problems, delays, and expenses relating to product development and implementation;

marketing difficulties;

competition;

technological changes; and

uncertain market acceptance of our application deployment services.

As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we will operate, our historical financial data is of limited value in evaluating our future revenue and operating expenses. Our planned expense levels will be based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results, and financial condition will suffer.

Unless users of wireless personal digital assistants continue to access the Internet, our services will not generate revenue.

Our future success will depend upon a continued increase in the use of wireless devices to access applications and information via the Internet and upon the continued development of wireless devices as a medium for the delivery of network-based information content and services. In particular, our success will require that future users of wireless personal digital assistants, or PDAs, and other devices increasingly use those devices to obtain Internet-based and other network-based applications and information. We cannot predict whether this use will continue to increase or whether corporations and consumer wireless device users will be willing to pay profit-supporting prices for Internet-based and other network-based deployment services.

If we do not find additional sources of capital, we may be required to reduce the scope of our business activities until we can obtain other financing.

We anticipate incurring substantial losses in the future and will likely require significant additional financing in the future in order to satisfy our cash requirements. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect, particularly if we do not find additional sources of capital. If we do not find additional sources of capital, we may be required to reduce the scope of our business activities until other financing can be obtained. We cannot predict the timing or amount of our capital requirements at this time. Our actual funding requirements may differ materially as a result of many factors, including the success of our service launch, the development of new products and technologies, and the proposed growth of our company. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operations, development and market prospects.

Our success depends on our ability to adapt to technological changes. If we fail to adapt to those changes, our application and information deployment services may become obsolete.

We compete in an industry that is evolving rapidly. The wireless data services industry is characterized by the development of new technology, evolving industry standards, the introduction of new products and services, and changing customer demands. The emerging nature of the Internet and the large number of companies offering Internet-based products and services intensify these characteristics. Our success will depend on our ability to adapt our application deployment services to rapidly changing technologies and industry standards, to improve continually the performance of our application deployment technology, and to respond quickly to the shifting demands of the marketplace. In addition, we could incur substantial costs if we need to make substantial modifications to our application deployment technology to respond to the widespread adoption of new or changing technologies. We may fail to adapt to technological changes or the demands of the marketplace.

We face a number of related risks generally encountered by companies in the wireless application and information deployment services industry, including the following:

the uncertainty of market acceptance of commercial services using our online application and wireless information deployment services;

our need to initiate and expand our marketing, sales, distribution, and support organizations;

our ability to anticipate and respond to market competition; and

our need to manage expanding operations.

Any failure by us to anticipate or respond adequately to technological developments, customer requirements, or new software design or development could reduce our opportunities to generate revenue.

Open industry standards may create a more competitive market for our online applications and wireless information deployment services, resulting in lower operating margins for our business.

The wireless market, is becoming increasingly competitive.
The widespread adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce products and services that compete with our deployment technology services. We expect that we will compete primarily on the basis of time to market, functionality, quality, breadth of new application deployment offerings, customer service, and price of our services. We may not be able to compete effectively. on these or other bases. Many of our competitors have significantly greater financial, marketing, and other resources, generate greater revenue, and have greater name recognition and experience than we do. Some of our competitors are emerging wireless Internet service providers that already have similar competing services in the market.

Any online applications or wireless information deployment services we provide may contain defects or errors that could result in lost revenue or increased service costs.

Any online applications and wireless information deployment services we provide will be complex and must meet stringent technical requirements. We must develop our application deployment technology and services to keep pace with the rapidly changing wireless and wireless data industries. Our software technology may contain undetected errors or defects, especially when first introduced or when upgraded, which could result in lost revenue.

Our wireless application deployment services may not be broadly accepted by the market. We propose to offer wireless application deployment services and online applications over the Internet to wireless PDAs. This market is growing rapidly, but is still in the early stage of development. It is difficult to predict the rate at which this market will continue to grow, because this market is relatively new and current and future competitors are likely to introduce competing services. Any application deployment services that we provide may not experience broad market acceptance. Any market acceptance for our application deployment services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Critical issues concerning development and use of our proposed services remain unresolved and may impact the growth of these services. These issues include, among others, the practicality and functionality of our application deployment technology solutions and our ability to enable application interface with wireless PDAs. Our opportunities to generate revenue would be limited and any goodwill would be lost if the markets for our proposed services fail to grow, grow more slowly than anticipated, become more competitive, or if our proposed services are not accepted by targeted customers even if a substantial market develops.

Security risks of electronic commerce may deter future use of our products and services that would reduce our opportunities to generate revenue.

A fundamental requirement to conducting Internet-based communications is the secure transmission of confidential information over public networks. Failure to prevent security breaches of our network, or well-publicized security breaches affecting the Internet in general, could deter consumers, retailers, and manufacturers from conducting electronic transactions that transmit confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, and other developments may result in a compromise or breach of the algorithms we plan to use to protect content and transactions in connection with our services. Anyone that is able to circumvent our security measures could misappropriate proprietary confidential user information or cause interruptions in operations. There may be significant cost requirements to protect against security breaches or to alleviate problems caused by breaches. Any of these occurrences could increase our costs and result in lost revenue.

Legal uncertainties surround the development of the Internet, and compliance with any newly adopted laws may prove difficult for our company and may harm our business.
The laws governing Internet transactions remain largely unsettled. The adoption or modification of laws or regulations relating to the Internet could adversely effect our business, operating results, and financial condition by increasing our costs and administrative expenses. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection, and taxation apply to the Internet. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in the United States, as well as any other regulations adopted by other countries in which we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove difficult for our company and may harm our business, operating results, and financial condition.

Our proposed growth and expansion could harm our business. Over the next several months, we may add new employees, introduce new systems, and effect other changes to address our rapid growth. The resulting strain on our managerial, operational, financial, and other resources could be significant. During the next several months, we plan to solidify agreements with business partner relationships. Our ability to achieve and maintain profitability will depend, in part, upon the ability of senior management to manage effectively the growth of our company. Any failure to manage our proposed growth and expansion could result in lost opportunities to generate revenue or increased costs due to inefficiencies in our business.

The loss of any of our key executives or our failure to attract, integrate, motivate, and retain additional key employees with Internet, wireless data, and technology experience could harm our business.

Our success depends to a large degree upon the skills of our senior management team and current key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical, and financial personnel. Because of the technical nature of our wireless deployment service and the dynamic market in which we will compete, our performance will depend on attracting and retaining highly qualified employees. Competition for these personnel in the wireless data and technology industries is intense and identifying personnel with experience in both industries is even more difficult. We are in a relatively new market, and there may be a limited availability of people with the appropriate combination of skills needed to provide the services that our subscribers will require.

We depend particularly upon James T. Voss, Chief Executive Officer and President, and Ellen S. Eckler, Executive Vice President and Chief Financial Officer. We do not maintain key person life insurance for any of our officers or key employees. Although we have employment agreements with our two executive officers and our six other employees, those agreements do not require our executives or our employees to enter non-competition agreements with us, and those executives or employees could leave our company to form or join a competitor. Although our officers and employees are bound by Non-Disclosure and Insider Policies; the loss of our key executives, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could delay the execution of our business plan, which result in lost revenue and goodwill.

Investors may not be able to exercise control over our company as a result of management's and other principal stockholders' ownership.

The current executive officers and directors of our company beneficially own approximately 56% of our outstanding common stock. As a result, the executive officers and directors of our company will be able to significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company, even when a change of control is in the best interests of stockholders. Control by management might adversely affect the market price of the common stock and the voting and other rights of our company's other stockholders.

Indemnification, of directors and officers may result in expenditures.

Our articles of incorporation and the bylaws provide for indemnification of our officers and directors. In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors and we may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the company in covering any liability of such persons or in indemnifying them.

Any future acquisitions or mergers could divert management's time and attention, dilute the voting power of existing stockholders, and harm our business.
As part of our growth strategy, we may acquire or merge complementary businesses and assets. Acquisitions or mergers that we may make in the future could result in the diversion of time and personnel from our business. We may also issue shares of common stock or other securities in connection with acquisitions or mergers , which could result in the dilution of the voting power of existing stockholders and could have a dilutive effect on earnings per share. Any acquisitions or mergers would be accompanied by other risks commonly encountered in these types of transactions, including the following:

difficulties integrating the operations and personnel of acquired or merged companies or assets;

additional financial resources required to fund the expanded operations of acquired companies;

potential disruption of our business;

our ability to maximize our financial and strategic position by incorporating acquired technology or businesses with our product and service offerings;

difficulty of maintaining uniform standards, controls, procedures, and policies;

potential loss of key employees of our company and/or acquired companies;

impairment of employee and customer relationships as a result of changes in management;

increased liabilities due to acquired companies or assets; and

significant expenses we may incur to consummate acquisitions or mergers.

Rights to acquire shares of common stock will result in dilution to other holders of common stock and may enable holders of options to acquire shares of common stock at prices below fair market value.

As of June 13, 2001, we have 15,206,936 outstanding shares of common stock. In addition, during the last two fiscal years ended February 28, 2001, we have granted options to our directors, officers, and employees to purchase 2,407,000 shares of common stock with exercise prices ranging from $.15 to $2.00 per share, warrants to purchase 28,000 shares of common stock with an exercise price ranging from $2.00 to $2.50 per share, and warrants to purchase 2,378 shares of common stock with exercise $32.00 per share.

Holders of these securities may have the opportunity to profit from an increase in the market price of our common stock, with resulting dilution in the interests of the holders of our common stock. For example, during September 1999 we entered into a consulting agreement with Northwest Capital Partners, LLC, one of our affiliates, in which we granted to Northwest options to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share. During January 2000, the options vested and Northwest exercised all 1,000,000 options. The existence of these stock options and warrants could adversely affect the terms on which we can obtain additional financing, and the holders can be expected to exercise these securities at a time when, in all likelihood, we would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by the exercise of these securities.

Our executive officers and key employees have the right to purchase additional shares of our common stock at a discounted rate, which will result in continued dilution to existing stockholders, possible unfavorable accounting treatment, and possible downward pressure on the market price of our common stock.

Our company does not yet offer an Employee Stock Purchase Plan, however our employment agreements with our executive officers and our key employees provide the option to purchase additional shares of our common stock at the end of each quarter, so long as these purchases do not exceed 25% of the employee's salary for that quarter. The employee may purchase these shares at a price equal to 15% below the lowest fair market value of our common stock during the quarter ended. To the extent these employees decide to acquire additional shares at discounted prices, existing stockholders will experience further dilution. In addition, we may be required to record compensation expense in an amount equal to the discount of the purchases, if any. The existence of these agreements could adversely affect the terms on which we can obtain additional financing and may have an adverse impact on the fair market value of our common stock.

Our shareholders do not have cumulative voting
Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of our directors, and the minority shareholders will not be able to elect a representative to the board of directors.

We do not plan to pay cash dividends for the foreseeable
Future.

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and our general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

Our common stock is a "penny stock," and compliance with requirements for dealing in penny stocks may make it difficult for holders of our common stock to resell their shares.

Our common stock currently is deemed to be "penny stock" as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934, or Exchange Act. Section 15(g) of the Exchange Act and Rule 15g-2 under the Exchange Act require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain manually signed and dated written receipt of the document before effecting a transaction in a penny stock for the investor's account. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse affect on the liquidity and market price of our common stock. Penny stocks are stocks with a price of less than $5.00 per share that are not traded on a "recognized" national exchange;

whose prices are not quoted on the Nasdaq automated quotation system; or

issued by companies with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million
(if in continuous operation for less than three years), or with average revenue of less than $6.0 million for the last three years.

Failure to maintain market makers could affect our listing on the Bulletin Board.

If we are unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers on the Bulletin Board, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance we will be able to maintain such market makers.

Shares of common stock eligible for sale in the public market may adversely affect the market price of our common stock.

Sales of substantial amounts of common stock by stockholders in the public market, or even the potential for these sales, are likely to adversely affect the market price of our common stock and could impair our ability to raise capital by selling equity securities. As of the date of this report, approximately 6,169,332 of the 15,206,936 shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of our company, as that term is defined under the securities laws. We also have outstanding approximately 9,037,604 restricted shares of common stock, as that term is defined under Rule 144 under the securities laws, that are eligible for sale in the public market, subject to compliance with the holding period, volume limitations, and other requirements of Rule 144. Moreover, the exercise of outstanding options and warrants will result in additional outstanding shares of common stock and will create additional potential for sales of additional shares of common stock in the public market.

The price of our common stock has been volatile, putting our company at risk of securities class action litigation.

The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. Since October of 1999, our common stock has traded at prices ranging from $0.18 to $19.88. Following an overall drop in the market with dramatic affects to technology stock, our stock traded at prices ranging from a high of $18.00 in March of 2000 to a low of .32 on June 12, 2001. Because we are a development stage company, our stock price is subject to considerable risk. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of various factors, many of which are beyond our control.

ITEM 2.  PROPERTIES

We lease our current corporate headquarters, which are located in an approximately 4,300 square-foot facility in League City, Texas. The lease expires in July 2001, our real estate broker is currently negotiating a lease renewal with a space reduction to approximately 2,400 square-feet. The facility includes executive, administrative, and developer offices, and a network operations center.

At February 28, 2001, we owned furniture and fixtures
valued at $	35,235.  We also owned computers, equipment and
software valued at $154,210.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock has been quoted on the Over the Counter Bulletin Board under the symbol "ZYDT" since October 2000 and as "PMWK" since September 1999. The following table sets forth the high and low sales price of our common stock for the calendar quarters indicated as reported on the Over the Counter Bulletin Board (quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions).

                                                 High      Low
Year ended December 31, 1999
Fourth quarter                                   $ 5.81   $0.93

Year ended December 31, 2000
First quarter                                   $19.88    $4.00
Second quarter                                  $ 7.13    $2.25
Third quarter                                   $ 4.63    $2.50
Fourth quarter                                  $ 3.06    $0.16

Year ended December 31, 2001
First quarter                                   $ 0.59    $0.18
Second quarter (through June 13, 2001)          $ 0.15    $0.37

Holders of Common Equity.

As of June 13, 2001, there were approximately 292 holders of record of our common stock.

Dividend Policy

The holders of common stock will be entitled to receive dividends, if any, as may be declared by our board of directors from time to time out of legally available funds. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. For the foreseeable future, we intend to retain any future earnings to finance our operations and we do not anticipate paying any cash dividends with respect to our common stock. Equity Securities Sold Without Registration.

We have made the following sales of unregistered securities during the fiscal year ended February 28, 2001:

At various times during the fiscal year, we sold a total of 265,000 shares of common stock to three accredited investors for a total consideration of $600,000 (weighted average price per share of $2.26). This offering was undertaken under Rule 506 of Regulation D by the fact that:

the sales were made to accredited investors as defined in Rule 502;

we gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, we advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

we exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

At various times during the fiscal year, we issued a total of 31,905 shares of common stock to two accredited investors in exchange for legal and consulting services in the total amount of $97,500 (weighted average price per share of $3.06). This offering was undertaken under Rule 506 of Regulation D by the fact that:

the sales were made to accredited investors as defined in Rule 502;

we gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, we advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

we exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

On January 17, 2001, we issued stock options covering a total of 780,000 shares of common stock, exercisable either at $0.15 per share or $0.38 per share, for services rendered to us in the amount of $134,145. This offering was undertaken under Rule 506 of Regulation D by the fact that:

the sales were made to sophisticated investors as defined in Rule 502;

we supplied the investors the financial and non-financial information on us as required by Rule 502 of this section.

we gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, we advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

we exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

Use of Proceeds

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the captions "Consolidated Statements of Operations Data" for the years ended February 29, 2000 and February 28, 2001 and "Consolidated Balance Sheet Data" as of February 29, 2000 and February 28, 2001 are derived from the consolidated financial statements of Zydant Corporation (formerly PalmWorks, Inc.), which have been audited by L.L. Bradford & Company, independent certified public accountants. The "Consolidated Statement of Operations Data" presented below for the years ended February 28, 1997, February 28, 1998, and February 28, 1999 and
"Consolidated Balance Sheet Data" as of February 28, 1997, February 28, 1998, and February 28, 1999 are derived from the consolidated financial statements of Zydant Corporation, which have been audited by Bob Stephens & Associates, P.C., independent certified public accountants.

                                    Year Ended
                         Feb 28    Feb 28    Feb 28    Feb 29    Feb 28
                          1997      1998      1999      2000      2001

Consolidated
Statements of
Operations Data:
Revenue                    4,088         -          -         -          -
Operating
Expenses                 596,000    19,798    899,984  9,943,000   1,329,118
Other income
(loss), net                 (360)        -    155,453   (437,383)   (170,854)
Net loss                (592,272)  (19,798)  (744,531)(10,380,383) 1,158,264
Net loss per
common share -
basic and diluted          (0.04)    (0.13)     (2.37)     (2.23)      (0.08)
Weighted average
number of common
shares outstanding       156,115   156,115    314,737  4,661,865   15,206,963

Consolidated
Balance Sheet
Data
(at end of period):
Working capital
(deficit)                225,411  (136,543)  (753,156)   628,467     (36,154)
Total assets             267,351   266,631    649,642  1,120,589     814,329
Total liabilities        377,703   361,780    755,203    199,330     353,834
Stockholders'
equity (deficit)        (110,352)  (95,149)  (105,561)   921,259     460,495

The consolidated financial statements as of February 28, 1997, February 28, 1998, February 28, 1999, February 29, 2000, and February 28, 2001, and the reports thereon are included elsewhere in this report. The consolidated selected data should be read in conjunction with the consolidated financial statements for the years indicated, the related notes, and the independent auditors' reports, which contain an explanatory paragraph that states that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern, appearing elsewhere in this report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The following data should be read in conjunction with the "Plan of Operation" and our consolidated financial statements and notes thereto included elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company that plans to provide wireless Internet deployment services to end users of a wide variety of hand-held personal digital assistants, or PDAs. Our company was organized in June 1971 under the laws of the state of New York under the name The Bolton Group, Ltd. Our company engaged in various businesses and underwent several name changes between 1971 and 1994, when we changed our name to Titan Resources, Inc. Between June 1994 and 1997, as Titan Resources, we owned and operated an industrial mining and sales operation and other oil interests through our subsidiary American Monarch Energy Corp. Beginning in March 1997 and continuing to March 1998, we had no assets or operations In March 1998, we entered into an asset purchase agreement with Mobilelink Communications, for the rights and title to all of Mobilelink's intellectual property, consisting of software and other intangibles, in exchange for 220,000 shares of our company and 5% of the gross sales of licenses of the intellectual property (which was to be paid to Affiliated Resources Corporation, from which Mobilelink originally purchased the intellectual property). We formed a subsidiary, Titan Wireless, Inc., in March 1998 and immediately placed all of the acquired intellectual property from Mobilelink into the subsidiary in exchange for 100% of the issued stock of the subsidiary. We own 100% of the issued and outstanding stock of Titan Wireless, Inc.

We have been in the development stage since we purchased the assets of Mobilelink in March 1998. During October 1999 we acquired all the capital stock of PalmWorks, Inc., a non-operating privately held Nevada corporation pursuant to a stock-for-stock acquisition. Since that time, we have reincorporated our company in Nevada, and have changed our name to Zydant Corporation in an effort to further distinguish our company from our competitors. During fiscal 2000, we determined that our investment in the intellectual property of Mobilelink was a non-viable asset with no future benefits to our company, and we wrote-off that investment resulting in a loss of $440,000. We have developed our own patent pending software technology for the deployment of online applications. We plan to offer our deployment solution service on a subscription basis.

During November 1999, through the settlement of a lawsuit involving Titan Resources, we acquired an undivided 15% working interest in petroleum exploration permit PEP38721 covering approximately 29,000 acres of the Taranaki Basin on the North Island of New Zealand. GEL Exploration of Houston, Texas is the operator of the permit. Exploration work including a drill and sidetrack began in August of 2000. There were some gas and oil finds in the exploration drilling completed between August and November of 2000. Our company has invested approximately $497, 000 in this asset during fiscal year ending February 28, 2001. During May 2000, we issued a $300,000 note payable to Northwest Capital Partners for working capital purposes and we used this capital to support our 15% working interest in permit PEP38721, these funds were used for the first exploration drill, Crusaders
1. The note does not bear interest and is due February 2002. In August of 2000 our company invested $97,000 of its working capital to support our 15% working interest in permit PEP38721, these funds were used for an exploration sidetrack drill, Crusaders 1A. GEL Exploration has shipped much of their drilling equipment from Houston, TX to New Zealand to help minimize the costs of exploration, and has re-engineered previous seismic as well as performed new seismic on much of the permit area.

The company has not yet realized any return value from this asset. Although the company recognizes the potential for future value from this asset, it recognizes that any further investment in this asset would not support the company's business plan. Therefore, the company is currently pursuing the sale of this asset. The company does not intend to invest additional capital in this asset and does not intend to pursue further this type of business activity.

Fiscal Year Ended February 28, 2001 Compared with Fiscal Year
Ended February 29, 2000.

Our company realized substantial increases in total operating costs over the last two years, resulting in net losses of approximately $1,158,264 for the year ended February 28, 2001, compared to $10,380,000 for the year ended February 29, 2000. During year ended February 29, 2000 we realized $9.1 million For year ended February 28, 2001 our total operating costs were approximately $1,329,118compared to $9,943,000 for year ended February 29, 2000. Operating costs were substantially higher in year ended February 29, 2000 over February 28, 2001 primarily due to consulting fees of approximately $9,113,000. These fees arose from our consulting agreement with Northwest Capital Partners under which we paid Northwest non-cash compensation upon Northwest achieving certain financial milestones for our company. Accordingly, the consulting fees recorded relate primarily to the value of (a) 1,500,000 shares of common stock issued in connection with our company becoming a publicly traded company, and (b) options to purchase 1,000,000 shares of common stock at an exercise price of $0.01 issued in connection with our company obtaining a market capitalization of $100 million. The shares of common stock were determined to have a value of approximately $7.0 million and the value of the options were determined to have a value of approximately $1.8 million. The increase in operating expenses over the two year period ending February 28, 2001 also relates to costs realized in the building of company infrastructure for wireless Internet application deployment services. These costs include an increase in overall payroll compensation and related taxes of approximately $323,863 and an increase in professional fees of approximately $66,096 for the year ended February 28, 2001, compared with the year ended February 29, 2000.

During the fiscal year ended February 28, 2001 we reported other income of approximately $171,000 and for year ended February 29, 2000 we reported other income (loss) approximating $(438,000). For the year ended February 29, 20001, other (loss) of approximately ($438,000) was primarily due to the write-off of $440,000 relating to intellectual property that we acquired from Mobilelink in March 1998, which we ultimately determined had no value to our company.

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

During the fiscal year ended February 28, 2001, we realized a net (loss) of approximately ($1,158,264). We used approximately $1,329,100 of cash in operating activities. For year ended February 29, 2000 we reported approximately $9,943,000 in operating expenses, primarily due to our net loss offset by approximately $9,202,000 of expenses paid with common stock, and the non-cash loss on investment of $440,000 related to the write-off of the intellectual property acquired from Mobilelink discussed above.

Capital expenses for fiscal year ended February 28, 2001
were approximately $413,812, compared to approximately $110,700 for fiscal year ended February 29, 2000. The increase in Capital expenses was primarily related to the purchase of computer hardware, software, and office furniture, the majority of which was acquired during fiscal year ended February 28, 2001.

During February 2001, we raised approximately $650,000 thousand from the issuance of 265,000 shares of common stock.
This funding was used as working capital to support our operations.

On February 28, 2001, we had a cash balance of approximately $166,032 and working capital of approximately
$118,000.

During April 2000, we secured a revolving note with Northwest Capital Partners for $1.0 million. The revolving note bears interest at the prime rate, with interest payable quarterly, and matures in January 2002. The revolving note is secured by all of our tangible and intangible assets. We may prepay the note from time to time without penalty. No amounts are outstanding under the revolving note. We not been able to draw on this note from Northwest Capital Partners due to the lack of availability of funds.

We plan to raise equity capital through private placements of our common stock in the near future. We believe that approximately $5.0 million of operating capital should satisfy our need for capital during the next 12 months based upon our current operating capital requirements and business plan. This additional capital should be sufficient to allow us to expand our operations and execute our business plan.

We believe that the successful completion of the equity financing described above will provide us with sufficient capital needed to further develop our infrastructure and support our operations over the next 12 months. We have forecasted approximately $4.9 million in operating expenses through September 2001. These operating expenses include approximately $1.1 million in payroll expense related to our increased staffing requirements;

approximately $1.0 million for legal, professional, and insurance expenses related to our company becoming a "reporting company;" and approximately $2.0 million in marketing and advertising related to our introductory marketing campaign.

We anticipate incurring substantial losses in the future and will likely require significant additional financing in the future in order to satisfy our cash requirements. We intend to raise additional capital through debt and equity financings to fund our continued growth. In order for us to execute our business plan and realize revenue, we expect to incur a substantial increase in our operating expenses. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect, particularly if we do not find additional sources of capital. If we do not find additional sources of capital, we may be required to reduce the scope of our business activities until other financing can be obtained. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results, prospects and projections.

Employees

As of June 13, 2001, we had 5 full-time employees, including our two executive officers. Three of our employees are involved in technical development services and network administration and two are involved in administration, and finance. None of our employees are covered by any collective bargaining agreements with us, and we believe that the relationship with our employees is good.

Forward Looking Statements

The foregoing management's discussion and analysis of financial condition and results of operations, and other portions of this document, contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates.
The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing after the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Effective in April 2000, the independent accountants who were previously engaged as the principal accountants to audit our financial statements, Bob Stephens & Associates, P.C., was dismissed. This dismissal was approved by the Board of Directors. This accountants' report on the financial statements for the fiscal years ended February 28, 1998 and 1999 neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles; however, the reports did state that our losses and accumulated deficit raise substantial doubts about our ability to continue as a going concern.

During our two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within our two most recent fiscal years and the subsequent interim period preceding the former accountants' resignation.

In April 2000, the firm of L.L. Bradford & Company has been engaged to serve as the new principal accountants to audit the Registrant's financial statements. The decision to retain this firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging those accountants, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountants regarding any matter.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The names, ages, and respective positions of our directors and executive officers are set forth below. The directors named below will serve until the next annual meeting of the stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. We have no other promoters or control persons. There are no legal proceedings involving our officers and directors.

James T. Voss, Chairman of the Board/CEO/Director.

Mr. Voss, age 52, has served as our Chairman of the Board, Chief Executive Officer, and President since October 1999. From July 1998 until October 1999, Mr. Voss served as the Senior Systems Engineer of our company. Mr. Voss has over 25 years of systems and software experience. Prior to joining our company, Mr. Voss served as an engineering consultant for software systems for Contact Network, Inc. from November 1997 until April 1998. Mr. Voss served as the Chief Technology Officer for SunTech Processing Systems from August 1997 until November 1997. Mr. Voss served as the Senior Systems Analyst for Computer Language Research, Inc. from September 1993 until August 1997. Mr. Voss has also served in various positions with Digital Image Systems Company, AT&T, and NEC America.

Ellen S. Eckler, Executive Vice President/CFO/Secretary.

Ms. Eckler, age 47, has served as our Executive Vice
President, Chief Financial Officer, and Secretary and as a director since October 1999. Ms. Eckler served as our Chief Accountant between April 1999 and October 1999. Ms. Eckler has over 20 years of experience working with various Silicon Valley technology companies. Prior to joining our company, Ms. Eckler was the President and owner of SkyLonda Total Business Solutions from January 1996 to July 1998. Ms. Eckler served as Vice President of Marketing for IBM from January 1994 until January 1996. Ms. Eckler has also served in various senior management positions with the County of San Mateo, Redwood City, California, Intel Corp., FileNet, and Teledyne.

Brent Nelson, Director.

Mr. Nelson, age 40, has served as a director of our company since June 1994, when he became a director of Titan Resources, Inc., our predecessor. Mr. Nelson has more than 15 years of experience in investment banking and corporate finance establishing, acquiring, and selling a range of companies in the businesses of real estate development, natural resources, and import/export trade. Mr. Nelson founded Pan Pacific Containers in 1995 and founded and has been the Managing Director of Northwest Capital Partners, LLC, a Bellevue, Washington based venture capital company since 1995. Mr. Nelson also serves on the board of directors of CybeRecord, Inc., Eclipse Entertainment Group, Inc., Interactive Objects, Inc., Mobile PET Systems, Inc., and Polar Cargo Systems, Inc., all of which are public companies. Mr. Nelson advises our company with respect to financial and corporate affairs.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, we are unaware that any required reports were not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

The following table sets forth certain information concerning the compensation for the fiscal years ended February 28, 1999, February 29, 2000, and February 28, 2001 earned by our Chief Executive Officer, who was the only executive officer whose cash salary and bonus exceeded $100,000 during fiscal
2000. The following table also sets forth certain information concerning our interim Chief Executive Officer during fiscal 2000:


                    Summary Compensation Table
                                                Long Term Compensation
                                                       Awards
Name and                                          Restricted   Securities
Principal       Fiscal  Salary    Bonus($)        Stock        Underlying
Position(1)     Year    ($)(2)                    Award        Options
Principal
Position (1)

James T. Voss   2001  $114,000          -                 -     250,000
Chief Executive 2000   105,760    $4,500(5)               -     400,000
Officer         1999    31,528(5)       -                 -           -
and President(3)

Brent Nelson    2001         -        700                 -     300,000
Interim Chief   2000         -      3,500(5)    1,500,000(9) 1,200,000(10)
Executive       1999         -          -               -            -
Officer (8)

Ellen
Eckler..........2001   114,000          -               -      250,000
Executive Vice  2000   111,000      4,500(5)            -      500,000
President       1999    30,216(7)       -               -            -
And CFO (4)

(1) We consider Mr. Voss and Ms. Eckler to be our executive officers. Ms. Eckler's cash salary and bonus did not exceed $100,000 during fiscal 2001.

(2) Mr. Voss also received certain perquisites, the value of which did not exceed 10% of their salary during fiscal
2001.

(3) Mr. Voss became our President and Chief Executive Officer beginning in October 1999. Mr. Voss served as the Senior
Systems Engineer of our company between July 1998 and October 1999.

(4)  Ms. Eckler became our Executive Vice President and Chief
Financial Officer beginning in October 1999. Ms. Eckler served as Chief Accountant of our company between April of 1999 and October of 1999.

(5) Mr. Voss, Mr. Nelson and Ms. Eckler received a laptop as a bonus in January of 2000. Mr. Nelson received a wireless
Palm V as a bonus in June of 2000.

(6) Amounts earned by Mr. Voss during fiscal 1999 are based on an annual salary of $75,000.

(7) Amounts earned by Ms. Eckler during fiscal 1999 are based on an annual salary of $75,000.

(8) Mr. Nelson served as our interim Chief Executive Officer from January 1999 to October 1999. Mr. Nelson did not receive any cash compensation during his service as interim
Chief Executive Officer of our company.

(9) Mr. Nelson is the Managing Director of Northwest Capital Partners, LLC. After his term as our interim Chief
Executive Officer, we entered into a three-year consulting agreement with Northwest to advise us financially and assist us in arranging financing for our business operations. Northwest achieved certain milestones related to services to our company, and pursuant to the agreement we issued to Northwest 1,500,000 shares of our common stock. See "Certain Transactions - Consulting Agreement."

(10) Pursuant to our consulting agreement with Northwest, we granted Northwest options to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share.
The options become exercisable at any time upon our market capitalization achieving a value of at least $100 million.
During January 2000, this milestone was met and Northwest exercised all 1,000,000 options. See "Certain Transactions
- Consulting Agreement." Amount also represents options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share and 100,000 shares of common stock at an exercise price of $2.50 per share. Mr. Nelson was granted these options for his service as a director of our company.

Option Grants

The following table provides information on stock options granted to the officers listed during the fiscal year ended
February 28, 2001:

                  OPTION GRANTS IN LAST FISCAL YEAR

            Number of    % of total                               Potential
            securities   options                                  Realizable
            underlying   granted to    Exercise   Market  Expira  Value at
            options      employees in  price      Price   ion     Assumed
                                       ($/SH)     on the  Date    Ann Rates
Name        granted (#)  fiscal year              date of         of Stock
                                                  Grant           Price
                                                                  Apprecia
                                                                  tion
                                                                  For
                                                                  Optional
                                                                  Term (1)
                                                                  5%     10%

James T.
Voss       100,000             15%      $  .37     $ .37  01/17/05 $1,850 3,700
           150,000             23%      $  .15     $ .37  01/17/05 $1,125 2,250

Brent
Nelson     100,000             15%      $  .37     $ .37  01/17/05 $1,850 3,700

Ellen
Eckler..   100,000             15%      $  .37     $ .37  01/17/05 $1,850 3,700
           150,000             23%      $  .15     $ .37  01/17/05 $1,125 2,250

(1) Potential gains are net of the exercise price, but before taxes associated with the exercise. The amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

Year-end Option Values

The following table provides information regarding options exercised in the last fiscal year by the officers listed and the value of each listed officer's unexercised options as of February 28, 2001:

          Aggregated Option Exercises in Last Fiscal Year and
                 Option Values As Of February 29, 2000

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FY-END OPTION/SAR VALUES

            Shares acquired  Value       Number of           Value of
            On Exercise      Realized    securities          unexercised
                               ($)       underlying          in-the-money
                                         Unexercised         options at
                                         options             FY-end ($)(1)
                                         at FY-end(#)        Exer   Unexer
Name                                     Exer    Unexer

James T.
Voss              -            -         650,000           $180,000

Brent
Nelson            -            -         300,000           $ 90,000

Ellen S.
Eckler            -            -         750,000           $210,000

(1) Calculated based upon the closing price of our common stock as quoted on the OTCBB on February 28, 2001 of $0.30 per share.

Recent Grants of Stock Options

Not Applicable.

Employment Arrangements

We currently are a party to employment agreements with James T. Voss and Ellen S. Eckler. In addition to the provisions of the individual employment agreements as described below, the employment agreements generally require us to reimburse each executive for all travel, entertainment, and other ordinary and necessary expenses incurred in connection with our business and their duties under their respective employment agreements;

indemnify each executive from certain claims arising out of his or her employment that may be asserted against him or her by third parties; and

provide other benefit plans that we make generally available to all of our officers.

Both employment agreements have a term through October 28, 2001, and each agreement automatically renews for successive one-year terms unless either party terminates by giving the other party at least 30 days' written notice. Mr. Voss's employment agreement provides for him to serve as our Chief Executive Officer and President. The employment agreement provides for Mr. Voss to receive an annual salary of $114,000, subject to adjustment from time to time by our Board of Directors. Ms. Eckler's employment agreement provides for her to serve as our Executive Vice President and Chief Financial Officer. The employment agreement provides for Ms. Eckler to receive an annual salary of $114,000, subject to adjustment from time to time by our Board of Directors. In addition, the employment agreements provide that Mr. Voss and Ms. Eckler will be eligible to receive discretionary bonuses or other compensation in amounts determined by our Board of Directors.

If we terminate the employment agreement "for cause," as defined in the agreement, or if the executive terminates the employment agreement without "good reason," as defined in the agreement, the executive will not receive any further compensation under the employment agreement and any unvested options will be cancelled. If we terminate the executive's employment other than for cause or if the executive terminates the agreement for good reason, the employment agreement requires us to pay the executive one year's salary.

The company does not yet have an Employee Stock Purchase
Plan, however, the employment agreements also provide each executive with the option to purchase additional shares of our common stock at the end of each quarter, so long as these purchases not to exceed 25% of the executive's salary for that quarter. The executive may purchase these shares at a price equal to 15% below the lowest fair market value of our common stock during the quarter ended. In the event our company is acquired, any common stock or options that were granted to Mr. Voss or Ms. Eckler that remain unvested as of that date will become fully vested and exercisable.

The employment agreements also prohibit the executives from disclosing confidential information obtained while employed by us. Our executive officers and other key personnel are eligible to receive stock options under our 2000 Stock Option Plan. Compensation Committee Interlocks and Insider Participation
Our board of directors historically has made all compensation decisions relating to our executive officers. We expect to appoint a compensation committee that will consist primarily of non-employee members of our board of directors. Once formed, the compensation committee will make all compensation decisions regarding our executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of June 13, 2001 by (i) each director; (ii) the executive officers set forth in the Summary Compensation Table under the section entitled "Executive Compensation;" (iii) all of our directors and executive officers as a group; and (iv) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

Name and Address of Beneficial Owner (1)      Number of Shares   Approximate
                                              and Nature of      Percentage
                                              Beneficial         of
                                              Ownership(3)       Outstanding
                                                                 Shares(3)

James T. Voss                                 3,075,500(4)         20.0%
Ellen S. Eckler                               2,470,000(5)         16.3%
Brent Nelson                                  3,100,000(6)         20.0%
Directors and executive officers as a
group (3 persons)                                                  56.3%

Non-management 5% Stockholders

Northwest Capital Partners, LLC(7)            2,550,000            17.1%

*  Less than one percent.

(1) Beneficial ownership information is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Each director or officer may be reached through our offices at 2525 South Shore
Boulevard, Suite 309, League City, Texas, 77573.

(2) The percentages shown are calculated based upon 15,206,936 shares of common stock outstanding on June 13, 2001. The numbers and percentages shown include the shares of common stock actually owned as of June 13, 2001 and the shares of common stock that the person or group had the right to acquire within 60 days of June 13, 2001. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of June 13, 2001 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by the person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)  Includes vested options.

(4) Includes vested options to purchase 650,000 shares of common stock.

(5) Includes vested options to purchase 750,000 shares of common stock.

(6) Includes vested options to purchase 300,000 shares of common stock.

(7)  Mr. Nelson is a control person of Northwest Capital
Partners, LLC. The amount listed as shares beneficially owned by Mr. Nelson includes vested options to purchase
300,000 shares of common stock and 2,500,000 shares held by Northwest. Amounts also include 15,000 shares of common stock held in trust for the benefit of Mr. Nelson's children. Mr. Nelson has agreed to sell to three of his business associates up to an aggregate of 1,100,000 shares of common stock at a price of $0.01 per share at any time prior to November 2001. The address of Northwest Capital
Partners LLC is 10900 8th Street, Suite 900, Bellevue,
Washington, 98004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement

Brent Nelson, a director of our company, is the Managing
Director of Northwest Capital Partners, LLC. During September
1999, we entered into a three-year consulting agreement under which Northwest agreed to advise us financially and assist us in arranging financing for our business operations. Northwest has a right of first refusal to consult with us regarding financings throughout the duration of its term. The consulting agreement provides for payment of monthly consulting fees to Northwest in the amount of $5,000 per month. The fee provision is subject to extension for 36 months upon the closing of certain financing transactions set forth in the consulting agreement. In addition, the consulting agreement required us to issue to Northwest 1,500,000 shares of our common stock if Northwest achieved certain milestones related to locating $1.0 million of financing for our company or upon us becoming a public company. Northwest met all milestones, and has been issued all of those shares. Pursuant to the agreement, we granted Northwest options to purchase 1,000,000 shares of our common stock at an exercise price of $0.01 per share. The options became exercisable upon our market capitalization achieving a value of at least $100 million. During January 2000, this milestone was met and Northwest exercised all 1,000,000 options. We granted certain "piggy-back" registration rights with respect to the shares of common stock underlying the options. Under these registration rights, Northwest will have the right to register these shares if we propose to register any securities under the securities laws. Northwest's obligations under the consulting agreement are subject to certain conditions to be performed by us, including refraining from modifying our capital structure without Northwest's prior written consent. In addition, the consulting agreement provides that for three years following the date our common stock began trading on the OTCBB in September
1999, if we propose an offering of securities or any of our officers or directors who hold 5% or more of our common stock desire to transfer their shares of our common stock to a third party:

the first right of refusal for the shares will belong to our executive officers;

the second right of refusal for the shares will belong to us or the other executive officers and directors who own at least 5% of our common stock, as applicable;

the third right of refusal for the shares will belong to Northwest; and

the fourth right of refusal for the shares will belong to the other non-selling executive officers and directors who own at least 5% of our common stock.

In addition, the consulting agreement provides that our officers and directors will use their "best efforts" to cause each holder of at least 5% of our common stock to enter into a lock-up agreement with Northwest whereby the holder will not sell any shares on the OTCBB for one year after our common stock began trading on the OTCBB in September 1999. Any lock-up agreement, however, will allow each holder to sell up to 1,000 shares every three months beginning in March 2000.

The consulting agreement also provides that Northwest is entitled to nominate a director to our board of directors for a period of five years. Northwest has nominated Mr. Nelson to the board.

We or Northwest may terminate the consulting agreement upon written notice to the other party if:

the terminating party reasonably determines that the other party or any of its directors, officers, or controlling stockholders have engaged in any unlawful, wrongful, or fraudulent act against us or our stockholders; or

the terminating party determines that any material fact concerning the other party represented is misstated or untrue or that the other party has intentionally failed to provide the terminating party with material facts concerning the other party.

Either party may terminate the consulting agreement at any time in the event of war;

any material adverse change in our business;

any proceeding against us or Northwest where an unfavorable decision would have a material adverse effect on our business; or

adverse market conditions of which event the terminating party may determine in its sole discretion.

If Northwest terminates the agreement based on any of the above factors, Northwest will be entitled to accrued fees, expense reimbursements, and shares of common stock otherwise payable under the agreement.

Notes payable

From time to time, Northwest has provided us with working capital for our operations evidenced by notes payable to Northwest. Northwest issued to us notes payable for $101,000 during fiscal 1999, and $200,075 during fiscal 2000. We repaid Northwest $151,820 during fiscal 2000. During October 1999, Northwest agreed to convert $143,575 of principal amount of the notes into 300,000 shares of common stock. Northwest issued to us notes payable for $300,00 during April of 2000. As of June 13, 2001, we owed Northwest principal on the notes payable of $305,680. The notes do not bear interest, are payable in full by February 28, 2002 and we are not required to make periodic payments on the notes.

During April 2000, Northwest made available to us $1.0 million to be used for operating expenses and other working capital pursuant to a revolving note payable. The revolving note bears interest at the prime rate, with interest payable quarterly, and matures in January 2002. The revolving note is secured by all of our tangible and intangible assets. We may prepay the notes from time to time without penalty. No amounts are outstanding under the revolving note. We have not been able to draw on this note from Northwest Capital Partners due to lack of available capital.

PART IV

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Consolidated Financial Statements.                          Page

Report of Independent Certified Public Accountants                     42

Consolidated Balance Sheets as of February 28, 2001
and February 29, 2000                                                  43

Consolidated Statements of Operations for the Years
Ended February 28, 2001, February 29, 2000, and
February 28, 1999, and for the Period From
March 1, 1998 (inception) to February 28, 2001                         44

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended February 28, 2001,
February 29, 2000, and February 28, 1999                               45

Consolidated Statements of Cash Flows for the
Years Ended February 28, 2001, February 29, 2000,
and February 28, 1999, and for the Period From
March 1, 1998 (inception) to February 28, 2001                         47

Notes to Consolidated Financial Statements                             49

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2001                          ZYDANT CORPORATION

                                             By: /s/  James T. Voss
                                             James T. Voss, Chairman of
                                             the Board of Directors, Chief
                                             Executive Officer, and  President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                          Title                             Date

/s/  James T. Voss             Chairman of the Board of           June 25, 2001
James T. Voss                  Directors, Chief Executive
                               Officer, and President
                              (Principal Executive Officer)

/s/ Ellen S. Eckler            Executive Vice President,          June 25, 2001
Ellen S. Eckler                Chief Financial Officer,
                               Secretary, and Director
                              (Principal Accounting and
                               Financial Officer)

/s/  Brent Nelson              Director                           June 25, 2001
Brent Nelson


L.L. Bradford & Company, LLC
Certified Public Accountants & Consultants
2901 El Camino Avenue, Suite 105
Las Vegas, Nevada 89102
(702) 735-5030  facsimile (702) 735-4854

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Zydant Corporation (formerly PalmWorks, Inc.) (A Development
Stage Company)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Zydant Corporation (formerly PalmWorks, Inc.) (A Development Stage Company) as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 28, 2001, February 29, 2000 and for the period from March 1, 1998 through February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Zydant Corporation (formerly PalmWorks, Inc.) (A Development Stage Company) for the year ended February 28, 1999 were audited by other auditors whose report dated December 20, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zydant Corporation (formerly PalmWorks, Inc.) (A Development Stage Company) as of February 28, 2001 and February 29, 2000, and the results of its activities and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has not commenced its planned operations and has suffered recurring losses with no revenues from operations, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
May 25, 2001
Las Vegas, Nevada

                               ZYDANT CORPORATION
                            (formerly PalmWorks, Inc.)
                           (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                February 28     February 29
                                                   2001             2000

                                      ASSETS

Current assets
Cash                                            $   166,032         817,797
Due from related party, net                               -          10,000
Total current assets                                166,032         827,797

Fixed assets, net                                    94,270         137,792

Other asset                                         554,027         155,000

Total assets                                        814,329       1,120,589

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities             48,154         193,650
Due to related party                                305,680           5,680
Total current liabilities                           353,834         199,330

Total liabilities                                   353,834         199,330

Commitments and contingencies                             -               -

Stockholders' equity
Common stock, $0.001 par value;
25,000,000 shares authorized, 15,196,936 and
14,900,031 issued and outstanding, for fiscal
year 2001 and 2000, respectively                    15,197           14,900
Additional paid-in capital                      13,679,083       12,847,735
Accumulated deficit prior to the
development stage                                 (816,462)        (816,462)
Accumulated deficit during the
development stage                              (12,417,323)     (11,124,914)
Total stockholders' equity                         460,495          921,259

Total liabilities and stockholders' equity         814,329        1,120,589

See Accompanying Notes to Consolidated Financial Statements

                                ZYDANT CORPORATION
                           (formerly PalmWorks, Inc.)
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    March 1
                                                                    1998
                                                                    (Inception)
                                  For the year ended                through
                             Feb 28       Feb 28      Feb 28        Feb 28
                              2001         2000        1999         2001

Revenue                             -              -           -            -

Operating expenses
Professional fees             382,089         315,993    168,702      866,784
Wages and payroll taxes       672,807         252,194          -      925,001
Consulting and
contract labor                 37,395       9,112,700    289,169    9,439,264
Depreciation                   57,988          25,563     13,100       96,651
Interest expense                  489           7,755     14,500       22,744
Advertising                    18,901           4,070     76,685       99,656
General and
Administrative                293,594         224,725    337,828      856,147
Total operating expenses    1,463,263       9,943,000    899,984   12,306,247

Net loss from operations   (1,463,263)     (9,943,000)  (899,984) (12,306,247)

Other income (expense)
Forgiveness of debt                 -               -    306,019      306,019
Related party bad debts       (10,000)              -   (169,172)    (179,172)
Interest income                27,925           2,617          -       30,542
Gain (loss) on sale of
fixed assets                     (319)              -     18,606       18,287
Loss on investments                 -        (440,000)         -     (440,000)
Other income                  153,248               -          -      153,248
Total other income (expense)  170,854        (437,383)   155,453     (111,076)

Net loss before
provision for income taxes (1,292,409)    (10,380,383)  (744,531) (12,417,323)

Provision for income
Taxes                               -               -          -            -

Net loss                   (1,292,409)    (10,380,383)  (744,531) (12,417,323)

Basic and diluted loss
per common share                (0.09)          (2.23)     (2.37)       (1.53)

Basic and diluted
weighted average
Common shares
Outstanding               15,102,955        4,661,865    314,737    8,139,052

See Accompanying Notes to Consolidated Financial Statements

                                ZYDANT CORPORATION
                           (formerly PalmWorks, Inc.)
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Accumu     Accumu
                                                   Lated      lated     Total
                                                   Deficit    Deficit   Stock
                       Common Stock      Add'l     Prior      During    holders
                   Number       Amount   Paid in   to the     the       equity
                   Of                    Capital   Develop    Develop
                   Shares                          ment       ment
                                                   Stage      Stage

Balance
February 28 1998   156,115        156    721,157 (816,462)          -  (95,149)


Common stock
issued for
assets, $2.00      220,000        220    439,780        -           -   440,000

Common stock
issued for
cash, $4.46         56,000         56    249,944        -           -   250,000

Common stock
issued for
expenses, $3.70
weighted average
price per share     11,930         12     44,107       -           -    44,119

Net loss                 -          -          -       -    (744,531) (744,531)

Balance
February 28 1999  444,045         444  1,454,988  (816,462) (744,531) (105,561)

Common stock
options
issued for
expenses,
$0.17 weighted
average
price per
option                 -           -   7,221,600        -         -   7,221,600

Common shares
issued for
cash, $1.50    1,200,000       1,200   1,798,800        -         -   1,800,000

Common shares
issued for
acquisition
of
PalmWorks,
Inc. a
Nevada
Corporation
$0.01         3,650,000        3,650     32,850        -          -     36,500

Common shares
issued for
consulting
agreement
$1.18         1,500,000        1,500  1,769,700        -          -   1,771,200

Common stock
issued for
expenses
$1.40
weighted
average price
per share       123,986          124    172,876        -          -     173,000

Common stock
issued
for
principal
payments
on debt
$0.06         6,982,000       6,982     387,921        -          -     394,903

Common stock
options
exercised at
$0.01 per
share         1,000,000       1,000       9,000        -          -      10,000

Net loss           -           -           -        -   (10,380,383)(10,380,383)

Balance
February 29
2000         14,900,031    14,900 12,847,735 (816,462)  (11,124,914)    921,259

Common stock
issued for
cash, $2.26
weighted
average
price
per share       265,000       265    599,735       -             -      600,000

Common stock
issued for
expenses
$3.06
weighted
average price
per share        31,905        32     97,468       -             -       97,500

Common stock
options
issued for
expenses,
$4.22
weighted
average
price per
share                -          -    134,145       -            -       134,145

Net loss             -          -          -       -   (1,292,409)   (1,292,409)

Balance
February 28
2001        15,196,936     15,197 13,679,083 (816,462 (12,417,323)       460,495

See Accompanying Notes to Consolidated Financial Statements

                                  ZYDANT CORPORATION
                              (formerly PalmWorks, Inc.)
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    March 1
                                                                    1998
                                                                    (Inception)
                                  For the year ended                through
                             Feb 28       Feb 28      Feb 28        Feb 28
                              2001         2000        1999         2001

Cash flows from operating
activities:
Net loss                   (1,292,409)  (10,380,383)     (744,531) (12,417,323)
Adjustments to reconcile
net loss to net
cash used by operating
activities:
Common stock and options
issued for expenses          231,645      9,202,300        44,119    9,478,064
(Gain) loss on sale of
equipment                        319              -       (18,606)     (18,287)
Depreciation                  57,988         25,563        13,100       96,651
Related party bad debts       10,000              -       169,172      179,172
Loss on investment                 -        440,000             -      440,000
Forgiveness of debt                -              -      (306,019)    (306,019)
Changes in operating assets
and liabilities:
Decrease in accounts
Receivable                         -              -           304          304
(Increase) decrease in due
from related party                 -        (10,000)            -      (10,000)
Increase (decrease) in
accounts payable
and accrued liabilities     (145,496)        (9,253)      202,903       48,154
Increase (decrease) in due
to related parties           300,000        (96,417)      522,300      725,883
Net cash used by operating
Activities                  (837,953)      (828,190)     (117,258)  (1,783,401)

Cash flows from investing
activities:
Purchase of fixed assets     (16,835)      (110,760)      (65,695)    (193,290)
Purchase of other asset     (399,027)             -      (125,000)    (524,027)
Proceeds from sale of fixed
Assets                         2,050              -        60,000       62,050
Net cash used by investing
activities                  (413,812)      (110,760)     (130,695)    (655,267)

Cash flows from financing
activities:
Proceeds from issuance of
common stock                 600,000      1,810,000       250,000    2,660,000
Principal payments on notes
Payable                            -        (55,300)            -      (55,300)
Net cash provided by
financing activities         600,000      1,754,700       250,000    2,604,700

Net increase (decrease)
in cash                     (651,765)       815,750         2,047      166,032

Cash, beginning of period    817,797          2,047             -            -

Cash, end of period          166,032        817,797         2,047      166,032

Supplemental disclosure
of cash flow:
Cash paid for interest            -               -             -            -

Cash paid for income
Taxes                             -               -             -            -

Schedule of non-cash
financing activities:
Principal payments on
notes payable through
the issuance of common
stock                             -         394,903             -      394,903

Common stock issued
for the acquisition
of assets                         -               -       440,000      440,000

See Accompanying Notes to Consolidated Financial Statements

                    ZYDANT CORPORATION (FORMERLY PALMWORKS, INC.)
                           (A Development Stage Company)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Zydant Corporation (formerly PalmWorks, Inc.) (hereinafter referred to as the "Company" or "Zydant") is a development stage company that plans to provide wireless application deployment services to end users of a wide variety of hand-held personal digital assistants ("PDA"s), and other remote Internet enabled devices. Zydant's services will provide subscribers real-time information services and access to online applications that allow end users to interact with their corporate applications and perform time-critical activities. Zydant specializes in application deployment services for the Wireless Personal Digital Assistant devices ("WPDA"). Zydant's patent pending software technology serves as a bridge that links WPDA users to powerful server-based applications that manage both business and consumer information.

History - Zydant, formerly known as PalmWorks, Inc. was organized under the laws of the State of NewYork in June 1971 under the name The Bolton Group, Ltd. The Company underwent several name changes until June 1994, when it changed its name to Titan Resources, Inc. In March 1998, the Company entered into an asset purchase agreement with Mobilelink Communications, Inc. ("Mobilelink") (a related party owned by a stockholder of the Company), for the rights and title to all Mobilelink's intellectual property (software and other intangibles) in exchange for 220,000 (post 1-for-100 reverse stock split) common shares of the Company.

In September 1999, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the 1-for-100 reverse stock split as if such reverse stock split occurred as of the Company's date of inception.

In October 1999, the Company acquired all the capital stock of PalmWorks, Inc., a non-operating privately held Nevada corporation ("PalmWorks-Nevada"), in exchange for 3,650,000 shares of the Company's common stock pursuant to a tax free stock-for-stock acquisition. The combination with PalmWorks-Nevada has been accounted for in a manner similar to a pooling of interests, as the companies were under common control in August 1999, the date of inception of PalmWorks-Nevada.

Under accounting principles generally accepted in the United States, the acquisition of PalmWorks-Nevada is considered to be a reorganization in substance, rather than a business combination since PalmWorks-Nevada had no assets, liabilities or operations, and the Company has since re-domiciled in the State of Nevada through PalmWorks-Nevada, as further discussed below. Accordingly, the accounting for the acquisition has been accounted for at historical cost in a manner similar to a pooling of interests ("as-if pooling of interest accounting"), and no goodwill was recorded.

The acquisition of intellectual property from Mobilelink in March 1998 established a new business for the Company. During fiscal year 2000, the Company wrote off this intellectual property from Mobilelink totaling $440,000 because it did not see future value in this asset, and has proceeded in the development of their own software technology development.

Therefore, the Company is considered to be a development stage company since its planned principal operations have not commenced.

In April 2000, the Company re-domiciled from the State of New
York to the State of Nevada under a plan and agreement filed in both states whereby the named surviving corporation was PalmWorks-Nevada. As a result of the merger the Company's articles of incorporation provided for 25,000,000 shares of common stock authorized for issuance at a par value of $.001 per share.

In August 2000, a Certificate of Amendment to the Articles of
Incorporation changed the name of the Company to Zivia, Inc.  In
October 2000, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to Zydant Corporation.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Earnings (loss) per share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Comprehensive income - The Company has no components of other comprehensive income. Accordingly, net income (loss) equals comprehensive income for all periods.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs were incurred for the years ended February 28, 2000, February 29, 1999, and February 28, 1998, in the amounts of $18,901, $4,070, and $76,685, respectively.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

Income taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment of long-lived assets to be disposed - The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of the assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal quarter ending on or after June 30, 2000. The Company will adopt SFAS No. 133 in its quarter ending May 31, 2000. The Company has not engaged in significant hedging activities or invested in derivative instruments.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance for revenue recognition under certain circumstances. The Company believes that the implementation of SAB No. 101 will not have a material impact on its consolidated financial statements.

In November 1999, the EITF commenced discussions on EITF No. 99-17, "Accounting for Advertising Barter Transactions." The EITF provides guidance on the recognition of Internet barter advertising revenues and expenses under various circumstances. The EITF reached a conclusion that revenues and expenses from advertising barter transactions should be recognized at the fair value of the advertising surrendered or received only when an entity has a historical practice of receiving or paying cash for similar advertising transactions. The Company does not expect that the adoption of EITF No. 99-17 will not have a material impact on its consolidated financial statements.

Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.

2.  FIXED ASSETS

Fixed assets consist of the following:

                                           February 28     February 29
                                              2001           2000

Furniture and fixtures                     $    35,235     $    37,886
Computers, equipment and software              154,210         138,569
                                               189,445         176,455
Less: accumulated depreciation                  95,175          38,663

Fixed assets, net                               94,270         137,792

3.  OTHER ASSETS

Other assets of $554,027 and $155,000 as of February 28, 2001 and February 29, 2000, respectively, consists of a 15% working interest in a petroleum exploration permit covering approximately 29,000 acres of the Taranaki Basin on the North Island of New Zealand. During fiscal year 2001, the Company contributed an additional $399,027 to support the exploration costs incurred. Management believes that this capitalized working interest in a petroleum exploration permit may provide future revenue benefits, however has determined to discontinue future additional investment in this asset since it does not compliment the Company's current business direction. The Company is currently pursuing the sale of this asset. For the years ended February 28, 2001 and February 29, 2000, amortization expense has not been recorded for the capitalized working interest in the petroleum permit since revenues related to the permit have not been recognized for these periods.

4.  RELATED PARTY TRANSACTIONS

As of February 29, 2000, the balance due from related party totaling $10,000 consisted of amounts loaned to a stockholder of the Company, unsecured, bearing no interest, and due on demand.
As of February 28, 2001, the Company fully allowed for the $10,000.

As of February 28, 2001 and February 29, 2000, the balances due to related party totaling $305,680 and $5,680, respectively, consists of advances from Northwest Capital Partners, LLC (an entity wholly owned by a director and stockholder of the Company), unsecured, bearing no interest, and is due February 2002.

The Company has a consulting agreement with Northwest Capital Partners, LLC (an entity owned by a director and shareholder of the Company) (hereinafter referred to as the "consultant"). The consultant's primary goal was to assist the Company in obtaining equity financing. The agreement provides for (a) monthly payments of $5,000; (b) issuance of 1,500,00 shares of the Company's common stock to be issued at the time the Company goes public or at the closing of the first interim financing; and (c) an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share which can be exercised at any time upon the Company achieving a market capitalization of at least $100,000,000. Compensation expense associated with the 1,500,000 shares and 1,000,000 options were based on a value of $1.18 and $7.05 per share, respectively.
The value of the 1,500,000 shares and 1,000,000 options were based on the then-market price of the Company's common stock and weighted average price of the Company's common stock during the 15-day period prior to and after the date the options were earned, respectively. The Company then discounted both the then-market closing price and weighted average price, because the shares issued and options to purchase shares were restricted and volume of trading of the Company's common stock that was not restricted was relatively low. The resulting compensation expense recognized for the stock and option issuance was $1,771,200 and $7,046,000, respectively for the year ended February 29, 2000.

5.  OTHER INCOME

During 2000, the Company's management reviewed outstanding payables and determined that certain payables had been absolved of future liability. The absolved payables were recorded as other income of approximately $150,000.

6.  STOCKHOLDERS' EQUITY

Stock options - At the discretion of the Company's Board of Directors, stock option grants have been awarded to certain officers, employees, and non-employees. The outstanding options as of February 28, 2001, have a term of 4 years from the date of grant for options to the officers and employees, and a term of 4 years from the date of grant for options to non-employees. Options granted to the officers, employees, and non-employees generally vest and become exercisable with the following vesting schedule: 20% at the date of grant, 20% every six months, and fully vested in two years.

Stock option activity - The following table summarizes the Company's stock option activity:

                                                Number     Weighted
                                                  Of       Average
                                                Shares     Exercise
                                                           Price

Balance, March 1, 1997                               -     $       -
Options granted and assumed                          -             -
Options canceled                                     -             -
Options exercised                                    -             -

Balance, February 28, 1998                           -             -
Options granted and assumed                      1,893         27.94
Options canceled                                     -             -
Options exercised                                    -             -

Balance, February 28, 1999                       1,893         27.94
Options granted and assumed                  2,800,000          1.19
Options canceled                                     -             -
Options exercised                            1,000,000          0.01

Balance, February 29, 2000                   1,801,893          1.86
Options granted and assumed                    780,000          0.25
Options canceled                               224,893          1.70
Options exercised                                    -             -

Balance, February 28, 2001                   2,357,000          1.34

The following table summarizes information about options outstanding and exercisable at February 28, 2001:

       Shares Underlying Options Outstanding            Shares Underlying
                           Weighted                    Options Exercisable
           Shares          Average                     Shares
           Underlying      Remaining     Weighted      Underlying    Weighted
Range of   Options         Contractual   Average       Options       Average
Exercise   Outstanding     Life          Exercise      Exercisable   Exercise
Prices                                   Price                       Price

$0.15 -        607,000     4.0 years     $0.25             640,000   $0.25
$0.375
$1.00-       1,700,000     4.0 years     $1.76           1,700,000   $1.76
$2.50

$0.15 -      2,357,000     4.0 years     $1.34           2,340,000   $1.35
$2.50

Pro forma disclosure - SFAS No. 123 requires companies that follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. Accordingly, had compensation cost been recognized based on the fair value of options granted at the date of grant in fiscal years 2000 and 1999, the pro forma amounts of the Company's net loss and net loss per share for the years ended February 28, 2001, February 29, 2000, and February 28, 1999 would have been as follows:

                                 February 28    February 29    February 28
                                   2001           2000           1999

Net loss - as reported           $(1,292,409)   $(10,380,383)  $(744,531)
Net loss - pro forma             $(1,450,116)   $(11,156,931)  $(748,284)
Basic and diluted loss per share
- as reported                    $     (0.09)   $      (2.23)  $   (2.37)
Basic and diluted loss per share
- pro forma                      $     (0.10)   $      (2.39)  $   (2.38)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

                                 February 28    February 29    February 28
                                   2001           2000           1999

Average risk-free interest rates        6.37%           5.5%          4.7%
Average expected life (in years)           2            4.5             5
Volatility                               295%           60%            60%

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during fiscal years 2001, 2000 and 1999 were $93,488, $381,049 and
$3,753, respectively. During fiscal years 2001, 2000 and 1999, some options were granted with exercise prices that were below the current fair value of the underlying stock. The weighted average fair value of options granted with exercise prices below the current fair value of the underlying stock during fiscal years 2001, 2000 and 1999 were $64,219, $395,489 and $0.00, respectively.

Potential common stock with the antidilutive effect - As of February 28, 2001, February 29, 2000, and February 28, 1999, options on 2,340,000, 1,801,893, and 1,893 shares of common stock, respectively, were not included in computing earnings per share because their effects were antidilutive.

7.  INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding realizability.

As of February 28, 2001, the Company had a cumulative net operating loss of approximately $3,760,000. Utilization of the net operating loss, which begins to expire at various times starting in 2009, may be subject to certain limitations under
Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $9,200,000, the resulting benefits will be credited to the stockholders.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                 February 28    February 29    February 28
                                   2001           2000           1999
Net operating loss               $(1,276,945)   $  (916,285)   $(515,737)
Depreciation                               -              -            -
Total deferred tax assets         (1,276,945)      (916,285)    (515,737)
Valuation allowance for deferred
tax assets                         1,276,945        916,285      515,737

Net deferred tax assets          $         -    $         -    $       -

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, accrued liabilities, due to/from related parties, and notes payable approximate fair value because of the short-term maturity of these instruments.

9.  COMMITMENTS AND CONTINGENCIES

Operating leases - The Company operates from a leased facility under a non-cancelable operating lease. For the years ended February 28, 2001, February 29, 2000 and 1999, total rent expense for the leased facility approximated $78,179, $78,179, and $78,179, respectively.

Future minimum rental payments required under the operating lease for the facility as of February 28, 2001 are as follows:

Year
2002     $32,575

10.  GOING CONCERN

The Company incurred a net loss of approximately $1,292,000 for the year ended February 28, 2001. The Company has not commenced its planned operations and has recurring net losses along with no recorded revenues. Those factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products and services to generate future revenues. The Company will also seek additional sources of capital through equity or debt offering, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              EXHIBIT INDEX

Exhibit           Description
No.

2     Agreement of Merger and Plan of Merger and
      Reorganization dated April 17, 2000 by and between Palm
      Works, Inc., a New York corporation and the Registrant
     (incorporated by reference to Exhibit 2.2 of the Form
      S-1/A filed on July 5, 2000).

3.1   Articles of Incorporation of the Registrant, dated July
      26, 1999 (incorporated by reference to Exhibit 3.1 of the Form S-1 filed on May 4, 2000).

3.2   Bylaws of the Registrant, dated April 20, 2000
     (incorporated by reference to Exhibit 3.2 of the Form
      S-1 filed on May 4, 2000).

4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form S-1/A filed on July 5, 2000).

4.2   2000 Equity Incentive Compensation Plan, dated
      December 1, 2000 (see below).

10.1  Lease Agreement dated July 1, 1998 between the
      Registrant and American National Insurance Company
     (incorporated by reference to Exhibit 10.1 of the Form
      S-1/A filed on July 5, 2000).

10.2 Consulting Agreement dated September 28, 1999 between the Registrant and Northwest Capital Partners, L.L.C
     (incorporated by reference to Exhibit 10.2 of the Form
      S-1 filed on May 4, 2000).

10.3 Compensation Agreement dated October 28, 1999 between the Registrant and James T. Voss (incorporated by reference to Exhibit 10.3 of the Form S-1 filed on May
      4, 2000).

10.4 Compensation Agreement dated October 28, 1999 between the Registrant and Ellen S. Eckler (incorporated by reference to Exhibit 10.4 of the Form S-1 filed on May
      4, 2000).

10.5 Loan Agreement, Revolving Note, and Security Agreement between the Registrant and Northwest Capital Partners,
      L.L.C (incorporated by reference to Exhibit 10.5 of the Form S-1/A filed on July 5, 2000).

10.6  Letter of intent from the Registrant to Excellular
      Incorporated and Covault Corporation re: PDA Data
     (incorporated by reference to Exhibit 10.6 of the Form
      S-1/A filed on July 5, 2000).

16    Letter from Bob Stephens & Associates, P.C. to the
      Commission re: Change in Certifying Accountant
     (incorporated by reference to Exhibit 16.1 of the Form
      S-1/A filed on July 5, 2000).

21   Subsidiaries of the Registrant (see below).

                                EX-3.2

                      CERTIFICATE OF AMENDMENT
                    TO ARTICLES OF INCORPORATION

1.  Name of corporation: Palm Works, Inc.

2. The articles have been amended as follows (provide article numbers if applicable):

FIRST: The name of the corporation is:

          Zivia, Inc.

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise a least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 7,865,000 of 14,920,0331 *.

4.  Signatures (Required):


/s/  James T. Voss                            /s/  Ellen S. Eckler
President                   and               Secretary

* If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.

                               EX-3.3

                      CERTIFICATE OF AMENDMENT
                    TO ARTICLES OF INCORPORATION

1.  Name of corporation: Zivia, Inc.

2. The articles have been amended as follows (provide article numbers if applicable):

FIRST: The name of the corporation is:

         Zydant Corporation

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise a least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 7,865,000 of 14,920,0331 *.

4.  Signatures (Required):


/s/  James T. Voss                         /s/  Ellen S. Eckler
President                    and           Secretary

* If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.

                                 EX-4.2

                         Zydant Corporation
             2000 EQUITY INCENTIVE COMPENSATION PLAN

1.  Purpose  TC  . The purpose of this 2000 EQUITY
INCENTIVE COMPENSATION PLAN (the "Plan") is to assist
Zydant Corporation, a Nevada corporation (the "Company") and its subsidiaries in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors and independent contractors by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company's stockholders, and providing such persons with annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value. In the event that the Company is or becomes a Publicly Held Corporation
(as hereinafter defined), the Plan is intended to qualify certain compensation awarded under the Plan for tax deductibility under Section 162(m) of the Code (as hereafter defined) to the extent deemed appropriate by the Committee (or any successor committee) of the Board of Directors of the Company.

2. Definitions TC . For purposes of the Plan, the following terms shall be defined as set forth below, in addition to such terms defined in Section 1 hereof.

(a)  "Annual Incentive Award" means a
conditional right granted to a Participant under
Section 8(c) hereof to receive a cash payment, Stock or other Award, unless otherwise determined by the Committee, after the end of a specified fiscal year.

(b)  "Award" means any Option, SAR
(including Limited SAR), Restricted Stock, Deferred
Stock, Stock granted as a bonus or in lieu of another award, Dividend Equivalent, Other Stock-Based Award,
Performance Award or Annual Incentive Award, together with any other right or interest, granted to a Participant under the Plan.

(c)  "Beneficiary" means the person,
persons, trust or trusts which have been designated by a Participant in his or her most recent written beneficiary designation filed with the Committee to receive the benefits specified under the Plan upon such Participant's death or to which Awards or other rights are transferred if and to the extent permitted under Section 10(b) hereof. If, upon a Participant's death, there is no designated Beneficiary or surviving designated Beneficiary, then the term Beneficiary means the person, persons, trust or trusts entitled by will or the laws of descent and distribution to receive such benefits.

(d)  "Beneficial Owner", "Beneficially
Owning" and "Beneficial Ownership" shall have the meanings ascribed to such terms in Rule 13d3 under the Exchange Act and any successor to such Rule.

(e)  "Board" means the Company's Board of Directors.

(f)  "Cause" shall, with respect to any
Participant, have the equivalent meaning (or the same meaning as "cause" or "for cause") set forth in any employment agreement between the Participant and the Company or Parent Corporation or Subsidiary or, in the absence of any such agreement, such term shall mean
(i) the failure by the Participant to perform his or her duties as assigned by the Company (or Parent
Corporation or Subsidiary) in a reasonable manner,
(ii) any violation or breach by the Participant of his or her employment agreement with the Company (or
Parent Corporation or Subsidiary), if any, (iii) any violation or breach by the Participant of his or her non-competition and/or non-disclosure agreement with the Company (or Parent Corporation or Subsidiary), if any, (iv) any act by the Participant of dishonesty or bad faith with respect to the Company (or Parent
Corporation or Subsidiary), (v) chronic addition to alcohol, drugs or other similar substances affecting the Participant's work performance, or (vi) the commission by the Participant of any act, misdemeanor, or crime reflecting unfavorably upon the Participant or the Company. The good faith determination by the Committee of whether the Participant's employment was terminated by the Company for "Cause" shall be final and binding for all purposes hereunder.

(g)  "Change in Control" means a Change in
Control as defined with related terms in Section 9 of the Plan.

(h)  "Change in Control Price" means the
amount calculated in accordance with Section 9(c) of the Plan.

(i)  "Code" means the Internal Revenue Code
of 1986, as amended from time to time, including regulations thereunder and successor provisions and regulations thereto.

(j)  "Committee" means a committee
designated by the Board to administer the Plan;
provided, however, that the Committee shall consist of at least two directors, and, in the event the Company is or becomes a Publicly Held Corporation (as hereinafter defined), each member of which shall be
(i) a "non-employee director" within the meaning of Rule 16b-3 under the Exchange Act, unless administration of the Plan by "non-employee directors" is not then required in order for exemptions under Rule 16b-3 to apply to transactions under the Plan, and (ii) an "outside director" within the meaning of
Section 162(m) of the Code, unless administration of the Plan by "outside directors" is not then required in order to qualify for tax deductibility under
Section 162(m) of the Code.

(k)  "Corporate Transaction" means a
Corporate Transaction as defined in Section 9(b)(i) of the Plan.

(l)  "Covered Employee" means an Eligible
Person who is a Covered Employee as specified in
Section 8(e) of the Plan.

(m)  "Deferred Stock" means a right, granted
to a Participant under Section 6(e) hereof, to receive
Stock, cash or a combination thereof at the end of a specified deferral period.

(n)  "Director" means a member of the Board.

(o)  "Disability" means a permanent and
total disability (within the meaning of Section 22(e) of the Code), as determined by a medical doctor satisfactory to the Committee.

(p)  "Dividend Equivalent" means a right,
granted to a Participant under Section 6(g) hereof, to receive cash, Stock, other Awards or other property equal in value to dividends paid with respect to a specified number of shares of Stock, or other periodic payments.

(q)  "Effective Date" means the effective
date of the Plan, which shall be December 1, 2000.

(r)  "Eligible Person" means each Executive
Officer of the Company (as defined under the Exchange
Act) and other officers, Directors and employees of the Company or of any Subsidiary, and independent contractors with the Company or any Subsidiary. The foregoing notwithstanding, only employees of the Company or any Subsidiary shall be Eligible Persons for purposes of receiving any Incentive Stock Options.
An employee on leave of absence may be considered as still in the employ of the Company or a Subsidiary for purposes of eligibility for participation in the Plan.

(s)  "Exchange Act" means the Securities
Exchange Act of 1934, as amended from time to time, including rules thereunder and successor provisions and rules thereto.

(t)  "Executive Officer" means an executive
officer of the Company as defined under the Exchange Act.

(u)  "Fair Market Value" means the fair
market value of Stock, Awards or other property as determined by the Committee or the Board, or under procedures established by the Committee or the Board.
Unless otherwise determined by the Committee or the Board, the Fair Market Value of Stock as of any given date shall be the closing sale price per share reported on a consolidated basis for stock listed on the principal stock exchange or market on which Stock is traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported.

(v)  "Good Reason" shall, with respect to
any Participant, have the equivalent meaning (or the same meaning as "good reason" or "for good reason") set forth in any employment agreement between the Participant and the Company or Parent Corporation or Subsidiary or, in the absence of any such agreement, such term shall mean (i) the assignment to the Participant of any duties inconsistent in any respect with the Participant's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as assigned by the Company (or Parent Corporation or Subsidiary), or any other action by the Company (or Parent Corporation or Subsidiary) which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company (or Parent
Corporation or Subsidiary) promptly after receipt of notice thereof given by the Participant; (ii) any failure by the Company (or Parent Corporation or Subsidiary) to comply with its obligations to the Participant as agreed upon, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company (or
Parent Corporation or Subsidiary) promptly after receipt of notice thereof given by the Participant;
(iii) the Company's (or Parent Corporation's or
Subsidiary's) requiring the Participant to be based at any office or location outside of fifty miles from the location of employment as of the date of Award, except for travel reasonably required in the performance of the Participant's responsibilities; (iv) any purported termination by the Company (or Parent Corporation or Subsidiary) of the Participant's employment otherwise than for Cause as defined in Section 2(f), or by reason of the Participant's Disability as defined in
Section 2(o), prior to the Expiration Date.

(w)  "Incentive Stock Option" or "ISO" means
any Option intended to be designated as an incentive stock option within the meaning of Section 422 of the Code or any successor provision thereto.

(x)  "Incumbent Board" means the Incumbent
Board as defined in Section 9(b)(ii) of the Plan.

(y)  "Limited SAR" means a right granted to
a Participant under Section 6(c) hereof.

(z)  "Option" means a right granted to a
Participant under Section 6(b) hereof, to purchase
Stock or other Awards at a specified price during specified time periods.

(aa)  "Other Stock-Based Awards" means Awards
granted to a Participant under Section 6(h) hereof.

(bb)  "Parent Corporation" means any
corporation (other than the Company) in an unbroken chain of corporations ending with the Company, if each of the corporations in the chain (other than the Company) owns stock possessing 50% or more of the combined voting power of all classes of stock in one of the other corporations in the chain.

(cc)  "Participant" means a person who has
been granted an Award under the Plan which remains outstanding, including a person who is no longer an Eligible Person.

(dd)  "Performance Award" means a right,
granted to an Eligible Person under Section 8 hereof, to receive Awards based upon performance criteria specified by the Committee or the Board.

(ee)  "Person" shall have the meaning
ascribed to such term in Section 3(a)(9) of the Exchange Act and used in Sections 13(d) and 14(d) thereof, and shall include a "group" as defined in
Section 13(d) thereof.

(ff)  "Publicly Held Corporation" shall mean
a publicly held corporation as that term is used under
Section 162(m)(2) of the Code.

(gg)  "Restricted Stock" means Stock granted
to a Participant under Section 6(d) hereof, that is subject to certain restrictions and to a risk of forfeiture.

(hh)  "Rule 16b-3" and "Rule 16a-1(c)(3)"
means Rule 16b-3 and Rule 16a-1(c)(3), as from time to time in effect and applicable to the Plan and Participants, promulgated by the Securities and Exchange Commission under Section 16 of the Exchange Act.

(ii)  "Stock" means the Company's Common
Stock, and such other securities as may be substituted
(or resubstituted) for Stock pursuant to Section 10(c) hereof.

(jj)  "Stock Appreciation Rights" or "SAR"
means a right granted to a Participant under Section
6(c) hereof.

(kk)  "Subsidiary" means any corporation or
other entity in which the Company has a direct or indirect ownership interest of 50% or more of the total combined voting power of the then outstanding securities or interests of such corporation or other entity entitled to vote generally in the election of directors or in which the Company has the right to receive 50% or more of the distribution of profits or 50% or more of the assets on liquidation or dissolution.

3.  Administration  TC  .

(a)  Authority of the Committee  TC  . The
Plan shall be administered by the Committee; provided, however, that except as otherwise expressly provided in this Plan or, during the period that the Company is a Publicly Held Corporation, in order to comply with Code Section 162(m) or Rule 16b-3 under the Exchange
Act, the Board may exercise any power or authority granted to the Committee under this Plan. The
Committee or the Board shall have full and final authority, in each case subject to and consistent with the provisions of the Plan, to select Eligible Persons to become Participants, grant Awards, determine the type, number and other terms and conditions of, and all other matters relating to, Awards, prescribe Award agreements (which need not be identical for each Participant) and rules and regulations for the administration of the Plan, construe and interpret the Plan and Award agreements and correct defects, supply omissions or reconcile inconsistencies therein, and to make all other decisions and determinations as the Committee or the Board may deem necessary or advisable for the administration of the Plan. In exercising any discretion granted to the Committee or the Board under the Plan or pursuant to any Award, the Committee or the Board shall not be required to follow past practices, act in a manner consistent with past practices, or treat any Eligible Person in a manner consistent with the treatment of other Eligible Persons.

(b)  Manner of Exercise of Committee
Authority TC . In the event that the Company is or becomes a Publicly Held Corporation, the Committee, and not the Board, shall exercise sole and exclusive discretion on any matter relating to a Participant then subject to Section 16 of the Exchange Act with respect to the Company to the extent necessary in order that transactions by such Participant shall be exempt under Rule 16b-3 under the Exchange Act. Any action of the Committee or the Board shall be final, conclusive and binding on all persons, including the Company, its subsidiaries, Participants,
Beneficiaries, transferees under Section 10(b) hereof or other persons claiming rights from or through a Participant, and stockholders. The express grant of any specific power to the Committee or the Board, and the taking of any action by the Committee or the Board, shall not be construed as limiting any power or authority of the Committee or the Board. The Committee or the Board may delegate to officers or managers of the Company or any subsidiary, or committees thereof, the authority, subject to such terms as the Committee or the Board shall determine, (i) to perform administrative functions, (ii) with respect to Participants not subject to Section 16 of the Exchange
Act, to perform such other functions as the Committee or the Board may determine, and (iii) with respect to Participants subject to Section 16, to perform such other functions of the Committee or the Board as the Committee or the Board may determine to the extent performance of such functions will not result in the loss of an exemption under Rule 16b-3 otherwise available for transactions by such persons, in each case to the extent permitted under applicable law and subject to the requirements set forth in Section 8(d).
The Committee or the Board may appoint agents to assist it in administering the Plan.

(c)  Limitation of Liability  TC  . The
Committee and the Board, and each member thereof, shall be entitled to, in good faith, rely or act upon any report or other information furnished to him or her by any executive officer, other officer or employee of the Company or a Subsidiary, the Company's independent auditors, consultants or any other agents assisting in the administration of the Plan. Members of the Committee and the Board, and any officer or employee of the Company or a subsidiary acting at the direction or on behalf of the Committee or the Board, shall not be personally liable for any action or determination taken or made in good faith with respect to the Plan, and shall, to the extent permitted by law, be fully indemnified and protected by the Company with respect to any such action or determination.

4.  Stock Subject to Plan  TC  .

(a)  Limitation on Overall Number of Shares
Subject to Awards TC . Subject to adjustment as provided in Section 10(c) hereof, the total number of shares of Stock reserved and available for delivery in connection with Awards under the Plan shall be the sum of (i) 5,000,000, plus (ii) the number of shares with respect to Awards previously granted under the Plan that terminate without being exercised, expire, are forfeited or canceled, and the number of shares of Stock that are surrendered in payment of any Awards or any tax withholding with regard thereto. Any shares of Stock delivered under the Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. Subject to adjustment as provided in
Section 10(c) hereof, in no event shall the aggregate number of shares of Stock which may be issued pursuant to ISOs exceed 5,000,000 shares.

(b)  Application of Limitations  TC  . The
limitation contained in Section 4(a) shall apply not only to Awards that are settleable by the delivery of shares of Stock but also to Awards relating to shares of Stock but settleable only in cash (such as cash-only SARs). The Committee or the Board may adopt reasonable counting procedures to ensure appropriate counting, avoid double counting (as, for example, in the case of tandem or substitute awards) and make adjustments if the number of shares of Stock actually delivered differs from the number of shares previously counted in connection with an Award.

5.  Eligibility; Per-Person Award Limitations  TC  .
Awards may be granted under the Plan only to Eligible
Persons. In each fiscal year during any part of which the Plan is in effect, an Eligible Person may not be granted
Awards relating to more than 200,000 shares of Stock, subject to adjustment as provided in Section 10(c), under each of Sections 6(b), 6(c), 6(d), 6(e), 6(f), 6(g), 6(h),
8(b) and 8(c). In addition, the maximum amount that may be earned as an Annual Incentive Award or other cash Award in any fiscal year by any one Participant shall be $2,000,000, and the maximum amount that may be earned as a Performance
Award or other cash Award in respect of a performance period by any one Participant shall be $5,000,000.

6.  Specific Terms of Awards  TC  .

(a)  General  TC  . Awards may be granted on
the terms and conditions set forth in this Section 6.
In addition, the Committee or the Board may impose on any Award or the exercise thereof, at the date of grant or thereafter (subject to Section 10(e)), such additional terms and conditions, not inconsistent with the provisions of the Plan, as the Committee or the Board shall determine, including terms requiring forfeiture of Awards in the event of termination of employment by the Participant and terms permitting a Participant to make elections relating to his or her Award. The Committee or the Board shall retain full power and discretion to accelerate, waive or modify, at any time, any term or condition of an Award that is not mandatory under the Plan. Except in cases in which the Committee or the Board is authorized to require other forms of consideration under the Plan, or to the extent other forms of consideration must be paid to satisfy the requirements of Nevada law, no consideration other than services may be required for the grant (but not the exercise) of any Award.

(b)  Options  TC  . The Committee and the
Board each is authorized to grant Options to Participants on the following terms and conditions:

(i) Exercise Price. The exercise price per share of Stock purchasable under an Option shall be determined by the Committee or the Board, provided that such exercise price shall not, in the case of Incentive Stock Options, be less than 100% of the Fair
Market Value of the Stock on the date of grant of the Option and shall not, in any event, be less than the par value of a share of Stock on the date of grant of such Option. If an employee owns or is deemed to own
(by reason of the attribution rules applicable under Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of the Company or any Parent Corporation or Subsidiary and an Incentive Stock Option is granted to such employee, the option price of such Incentive Stock Option (to the extent required by the Code at the time of grant) shall be no less than 110% of the Fair Market Value of the Stock on the date such Incentive Stock Option is granted.

(ii) Time and Method of Exercise. The Committee or the Board shall determine the time or times at which or the circumstances under which an Option may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the time or times at which Options shall cease to be or become exercisable following termination of employment or upon other conditions, the methods by which such exercise price may be paid or deemed to be paid (including in the discretion of the Committee or the Board a cashless exercise procedure), the form of such payment, including, without limitation, cash, Stock, other Awards or awards granted under other plans of the Company or any subsidiary, or other property (including notes or other contractual obligations of Participants to make payment on a deferred basis), and the methods by or forms in which Stock will be delivered or deemed to be delivered to Participants.

(iii) ISOs. The terms of any ISO granted under the Plan shall comply in all respects with the provisions of Section 422 of the Code. Anything in the Plan to the contrary notwithstanding, no term of the Plan relating to ISOs (including any SAR in tandem therewith) shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be exercised, so as to disqualify either the Plan or any ISO under Section 422 of the Code, unless the Participant has first requested the change that will result in such disqualification. Thus, if and to the extent required to comply with Section 422 of the Code, Options granted as Incentive Stock Options shall be subject to the following special terms and conditions:

(A)  The Option shall not be
exercisable more than ten years after the date such Incentive Stock Option is granted;
provided, however, that if a Participant owns or is deemed to own (by reason of the attribution rules of Section 424(d) of the
Code) more than 10% of the combined voting power of all classes of stock of the Company or any Parent Corporation and the Incentive
Stock Option is granted to such Participant, the term of the Incentive Stock Option shall be (to the extent required by the Code at the time of the grant) for no more than five years from the date of grant; and

(B)  The aggregate Fair Market
Value (determined as of the date the
Incentive Stock Option is granted) of the shares of stock with respect to which Incentive Stock Options granted under the Plan and all other option plans of the Company or its Parent Corporation during any calendar year exercisable for the first time by the Participant during any calendar year shall not (to the extent required by the Code at the time of the grant) exceed $100,000.

(iv)  Repurchase Rights. The Committee and the
Board shall have the discretion to grant Options which are exercisable for unvested shares of Common Stock.
Should the Optionee cease to be employed with or perform services to the Company (or a Parent
Corporation or Subsidiary) while holding such unvested shares, the Company shall have the right to repurchase, at the exercise price paid per share, any or all of those unvested shares. The terms upon which such repurchase right shall be exercisable (including the period and procedure for exercise and the appropriate vesting schedule for the purchased shares) shall be established by the Committee or the Board and set forth in the document evidencing such repurchase right.

(c)  Stock Appreciation Rights  TC  . The
Committee and the Board each is authorized to grant
SARs to Participants on the following terms and conditions:

(i) Right to Payment. A SAR shall confer on the Participant to whom it is granted a right to receive, upon exercise thereof, the excess of (A) the Fair
Market Value of one share of stock on the date of exercise (or, in the case of a "Limited SAR" that may be exercised only in the event of a Change in Control, the Fair Market Value determined by reference to the Change in Control Price, as defined under Section 9(c) hereof), over (B) the grant price of the SAR as determined by the Committee or the Board. The grant price of an SAR shall not be less than the Fair Market
Value of a share of Stock on the date of grant except as provided under Section 7(a) hereof.

(ii)  Other Terms. The Committee or the Board
shall determine at the date of grant or thereafter, the time or times at which and the circumstances under which a SAR may be exercised in whole or in part
(including based on achievement of performance goals and/or future service requirements), the time or times at which SARs shall cease to be or become exercisable following termination of employment or upon other conditions, the method of exercise, method of settlement, form of consideration payable in settlement, method by or forms in which Stock will be delivered or deemed to be delivered to Participants, whether or not a SAR shall be in tandem or in combination with any other Award, and any other terms and conditions of any SAR. Limited SARs that may only be exercised in connection with a Change in Control or other event as specified by the Committee or the Board, may be granted on such terms, not inconsistent with this Section 6(c), as the Committee or the Board may determine. SARs and Limited SARs may be either freestanding or in tandem with other Awards.

(d)  Restricted Stock  TC  . The Committee
and the Board each is authorized to grant Restricted
Stock to Participants on the following terms and conditions:

(i) Grant and Restrictions. Restricted Stock shall be subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee or the Board may impose, which restrictions may lapse separately or in combination at such times, under such circumstances
(including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Committee or the Board may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the Plan and any Award agreement relating to the Restricted Stock, a Participant granted Restricted
Stock shall have all of the rights of a stockholder, including the right to vote the Restricted Stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee or the Board). During the restricted period applicable to the Restricted Stock, subject to
Section 10(b) below, the Restricted Stock may not be sold, transferred, pledged, hypothecated, margined or otherwise encumbered by the Participant.

(ii) Forfeiture. Except as otherwise determined by the Committee or the Board at the time of the Award, upon termination of a Participant's employment during the applicable restriction period, the Participant's Restricted Stock that is at that time subject to restrictions shall be forfeited and reacquired by the Company; provided that the Committee or the Board may provide, by rule or regulation or in any Award agreement, or may determine in any individual case, that restrictions or forfeiture conditions relating to Restricted Stock shall be waived in whole or in part in the event of terminations resulting from specified causes, and the Committee or the Board may in other cases waive in whole or in part the forfeiture of Restricted Stock.

(iii) Certificates for Stock. Restricted Stock granted under the Plan may be evidenced in such manner as the Committee or the Board shall determine. If certificates representing Restricted Stock are registered in the name of the Participant, the Committee or the Board may require that such certificates bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Restricted Stock, that the Company retain physical possession of the certificates, and that the Participant deliver a stock power to the Company, endorsed in blank, relating to the Restricted Stock.

(iv) Dividends and Splits. As a condition to the grant of an Award of Restricted Stock, the Committee or the Board may require that any cash dividends paid on a share of Restricted Stock be automatically reinvested in additional shares of Restricted Stock or applied to the purchase of additional Awards under the Plan. Unless otherwise determined by the Committee or the Board, Stock distributed in connection with a Stock split or Stock dividend, and other property distributed as a dividend, shall be subject to restrictions and a risk of forfeiture to the same extent as the Restricted Stock with respect to which such Stock or other property has been distributed.

(e)  Deferred Stock  TC  . The Committee and
the Board each is authorized to grant Deferred Stock to Participants, which are rights to receive Stock, cash, or a combination thereof at the end of a specified deferral period, subject to the following terms and conditions:

(i)  Award and Restrictions. Satisfaction of an
Award of Deferred Stock shall occur upon expiration of the deferral period specified for such Deferred Stock by the Committee or the Board (or, if permitted by the Committee or the Board, as elected by the Participant). In addition, Deferred Stock shall be subject to such restrictions (which may include a risk of forfeiture) as the Committee or the Board may impose, if any, which restrictions may lapse at the expiration of the deferral period or at earlier specified times (including based on achievement of performance goals and/or future service requirements), separately or in combination, in installments or otherwise, as the Committee or the Board may determine. Deferred Stock may be satisfied by delivery of Stock, cash equal to the Fair Market Value of the specified number of shares of Stock covered by the Deferred Stock, or a combination thereof, as determined by the Committee or the Board at the date of grant or thereafter. Prior to satisfaction of an Award of Deferred Stock, an Award of Deferred Stock carries no voting or dividend or other rights associated with share ownership.

(ii) Forfeiture. Except as otherwise determined by the Committee or the Board, upon termination of a Participant's employment during the applicable deferral period thereof to which forfeiture conditions apply (as provided in the Award agreement evidencing the Deferred Stock), the Participant's Deferred Stock that is at that time subject to deferral (other than a deferral at the election of the Participant) shall be forfeited; provided that the Committee or the Board may provide, by rule or regulation or in any Award agreement, or may determine in any individual case, that restrictions or forfeiture conditions relating to Deferred Stock shall be waived in whole or in part in the event of terminations resulting from specified causes, and the Committee or the Board may in other cases waive in whole or in part the forfeiture of Deferred Stock.

(iii)  Dividend Equivalents. Unless otherwise
determined by the Committee or the Board at date of grant, Dividend Equivalents on the specified number of shares of Stock covered by an Award of Deferred Stock shall be either (A) paid with respect to such Deferred
Stock at the dividend payment date in cash or in shares of unrestricted Stock having a Fair Market
Value equal to the amount of such dividends, or (B) deferred with respect to such Deferred Stock and the amount or value thereof automatically deemed reinvested in additional Deferred Stock, other Awards or other investment vehicles, as the Committee or the Board shall determine or permit the Participant to elect.

(f)  Bonus Stock and Awards in Lieu of
Obligations TC . The Committee and the Board each is authorized to grant Stock as a bonus, or to grant
Stock or other Awards in lieu of Company obligations to pay cash or deliver other property under the Plan or under other plans or compensatory arrangements, provided that, in the case of Participants subject to
Section 16 of the Exchange Act, the amount of such grants remains within the discretion of the Committee to the extent necessary to ensure that acquisitions of Stock or other Awards are exempt from liability under
Section 16(b) of the Exchange Act. Stock or Awards granted hereunder shall be subject to such other terms as shall be determined by the Committee or the Board.

(g)  Dividend Equivalents  TC  . The
Committee and the Board each is authorized to grant
Dividend Equivalents to a Participant entitling the Participant to receive cash, Stock, other Awards, or other property equal in value to dividends paid with respect to a specified number of shares of Stock, or other periodic payments. Dividend Equivalents may be awarded on a free-standing basis or in connection with another Award. The Committee or the Board may provide that Dividend Equivalents shall be paid or distributed when accrued or shall be deemed to have been reinvested in additional Stock, Awards, or other investment vehicles, and subject to such restrictions on transferability and risks of forfeiture, as the Committee or the Board may specify.

(h)  Other Stock-Based Awards  TC  . The
Committee and the Board each is authorized, subject to limitations under applicable law, to grant to Participants such other Awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, Stock, as deemed by the Committee or the Board to be consistent with the purposes of the Plan, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into Stock, purchase rights for Stock, Awards with value and payment contingent upon performance of the Company or any other factors designated by the Committee or the Board, and Awards valued by reference to the book value of Stock or the value of securities of or the performance of specified subsidiaries or business units. The Committee or the Board shall determine the terms and conditions of such Awards.
Stock delivered pursuant to an Award in the nature of a purchase right granted under this Section 6(h) shall be purchased for such consideration (including without limitation loans from the Company or a Parent
Corporation or a Subsidiary), paid for at such times, by such methods, and in such forms, including, without limitation, cash, Stock, other Awards or other property, as the Committee or the Board shall determine. The Committee and the Board shall have the discretion to grant such other Awards which are exercisable for unvested shares of Common Stock.
Should the Optionee cease to be employed with or perform services to the Company (or a Parent
Corporation or Subsidiary) while holding such unvested shares, the Company shall have the right to repurchase, at the exercise price paid per share, any or all of those unvested shares. The terms upon which such repurchase right shall be exercisable (including the period and procedure for exercise and the appropriate vesting schedule for the purchased shares) shall be established by the Committee or the Board and set forth in the document evidencing such repurchase right. Cash awards, as an element of or supplement to any other Award under the Plan, may also be granted pursuant to this Section 6(h).

7.  Certain Provisions Applicable to Awards  TC  .

(a)  Stand-Alone, Additional, Tandem, and
Substitute Awards TC . Awards granted under the Plan may, in the discretion of the Committee or the Board, be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other
Award or any award granted under another plan of the Company, any subsidiary, or any business entity to be acquired by the Company or a subsidiary, or any other right of a Participant to receive payment from the Company or any subsidiary. Such additional, tandem, and substitute or exchange Awards may be granted at any time. If an Award is granted in substitution or exchange for another Award or award, the Committee or the Board shall require the surrender of such other
Award or award in consideration for the grant of the new Award. In addition, Awards may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of the Company or any subsidiary, in which the value of Stock subject to the Award is equivalent in value to the cash compensation (for example, Deferred Stock or Restricted Stock), or in which the exercise price, grant price or purchase price of the Award in the nature of a right that may be exercised is equal to the Fair Market Value of the underlying Stock minus the value of the cash compensation surrendered (for example, Options granted with an exercise price
"discounted" by the amount of the cash compensation surrendered).

(b)  Term of Awards  TC  . The term of each
Award shall be for such period as may be determined by the Committee or the Board; provided that in no event shall the term of any Option or SAR exceed a period of ten years (or such shorter term as may be required in respect of an ISO under Section 422 of the Code).

(c)  Form and Timing of Payment Under
Awards; Deferrals TC . Subject to the terms of the Plan and any applicable Award agreement, payments to be made by the Company or a subsidiary upon the exercise of an Option or other Award or settlement of an Award may be made in such forms as the Committee or the Board shall determine, including, without limitation, cash, other Awards or other property, and may be made in a single payment or transfer, in installments, or on a deferred basis. The settlement of any Award may be accelerated, and cash paid in lieu of Stock in connection with such settlement, in the discretion of the Committee or the Board or upon occurrence of one or more specified events (in addition to a Change in Control). Installment or deferred payments may be required by the Committee or the Board (subject to Section 10(e) of the Plan) or permitted at the election of the Participant on terms and conditions established by the Committee or the Board. Payments may include, without limitation, provisions for the payment or crediting of a reasonable interest rate on installment or deferred payments or the grant or crediting of Dividend
Equivalents or other amounts in respect of installment or deferred payments denominated in Stock.

(d)  Exemptions from Section 16(b)
Liability TC . If and to the extent that the Company is or becomes a Publicly Held Corporation, it is the intent of the Company that this Plan comply in all respects with applicable provisions of Rule 16b-3 or Rule 16a-1(c)(3) to the extent necessary to ensure that neither the grant of any Awards to nor other transaction by a Participant who is subject to Section
16 of the Exchange Act is subject to liability under
Section 16(b) thereof (except for transactions acknowledged in writing to be non-exempt by such Participant). Accordingly, if any provision of this Plan or any Award agreement does not comply with the requirements of Rule 16b-3 or Rule 16a-1(c)(3) as then applicable to any such transaction, such provision will be construed or deemed amended to the extent necessary to conform to the applicable requirements of Rule 16b-3 or Rule 16a-1(c)(3) so that such Participant shall avoid liability under Section 16(b).
In addition, the purchase price of any Award conferring a right to purchase Stock shall be not less than any specified percentage of the Fair Market Value of Stock at the date of grant of the Award then required in order to comply with Rule 16b-3.

8.  Performance and Annual Incentive Awards  TC  .

(a)  Performance Conditions  TC  . The right
of a Participant to exercise or receive a grant or settlement of any Award, and the timing thereof, may be subject to such performance conditions as may be specified by the Committee or the Board. The Committee or the Board may use such business criteria and other measures of performance as it may deem appropriate in establishing any performance conditions, and may exercise its discretion to reduce the amounts payable under any Award subject to performance conditions, except as limited under Sections 8(b) and 8(c) hereof in the case of a Performance Award or Annual Incentive
Award intended to qualify under Code Section 162(m).
At such times as the Company is a Publicly Held
Corporation, if and to the extent required under Code
Section 162(m), any power or authority relating to a Performance Award or Annual Incentive Award intended to qualify under Code Section 162(m), shall be exercised by the Committee and not the Board.

(b)  Performance Awards Granted to
Designated Covered Employees TC . If and to the extent that the Committee determines that a Performance Award to be granted to an Eligible Person who is designated by the Committee as likely to be a Covered Employee should qualify as "performance-based compensation" for purposes of Code Section 162(m), the grant, exercise and/or settlement of such Performance
Award shall be contingent upon achievement of preestablished performance goals and other terms set forth in this Section 8(b).

(i) Performance Goals Generally. The performance goals for such Performance Awards shall consist of one or more business criteria and a targeted level or levels of performance with respect to each of such criteria, as specified by the Committee consistent with this Section 8(b). Performance goals shall be objective and shall otherwise meet the requirements of Code Section 162(m) and regulations thereunder including the requirement that the level or levels of performance targeted by the Committee result in the achievement of performance goals being "substantially uncertain." The Committee may determine that such Performance Awards shall be granted, exercised and/or settled upon achievement of any one performance goal or that two or more of the performance goals must be achieved as a condition to grant, exercise and/or settlement of such Performance Awards. Performance goals may differ for Performance Awards granted to any one Participant or to different Participants.

(ii)  Business Criteria. One or more of the
following business criteria for the Company, on a consolidated basis, and/or specified subsidiaries or business units of the Company (except with respect to the total stockholder return and earnings per share criteria), shall be used exclusively by the Committee in establishing performance goals for such Performance
Awards: (1) total stockholder return; (2) such total stockholder return as compared to total return (on a comparable basis) of a publicly available index such as, but not limited to, the Standard & Poor's 500
Stock Index or the S&P Specialty Retailer Index; (3) net income; (4) pretax earnings; (5) earnings before interest expense, taxes, depreciation and amortization; (6) pretax operating earnings after interest expense and before bonuses, service fees, and extraordinary or special items; (7) operating margin;
(8) earnings per share; (9) return on equity; (10)
return on capital; (11) return on investment; (12) operating earnings; (13) working capital or inventory;
and (14) ratio of debt to stockholders' equity. One or more of the foregoing business criteria shall also be exclusively used in establishing performance goals for Annual Incentive Awards granted to a Covered Employee under Section 8(c) hereof that are intended to qualify as "performanced-based compensation under Code Section
162(m).

(iii)  Performance Period; Timing For Establishing
Performance Goals. Achievement of performance goals in respect of such Performance Awards shall be measured over a performance period of up to ten years, as specified by the Committee. Performance goals shall be established not later than 90 days after the beginning of any performance period applicable to such Performance Awards, or at such other date as may be required or permitted for "performance-based compensation" under Code Section 162(m).

(iv) Performance Award Pool. The Committee may establish a Performance Award pool, which shall be an unfunded pool, for purposes of measuring Company performance in connection with Performance Awards. The amount of such Performance Award pool shall be based upon the achievement of a performance goal or goals based on one or more of the business criteria set forth in Section 8(b)(ii) hereof during the given performance period, as specified by the Committee in accordance with Section 8(b)(iii) hereof. The
Committee may specify the amount of the Performance
Award pool as a percentage of any of such business criteria, a percentage thereof in excess of a threshold amount, or as another amount which need not bear a strictly mathematical relationship to such business criteria.

(v)  Settlement of Performance Awards; Other
Terms. Settlement of such Performance Awards shall be in cash, Stock, other Awards or other property, in the discretion of the Committee. The Committee may, in its discretion, reduce the amount of a settlement otherwise to be made in connection with such Performance Awards. The Committee shall specify the circumstances in which such Performance Awards shall be paid or forfeited in the event of termination of employment by the Participant prior to the end of a performance period or settlement of Performance
Awards.

(c)  Annual Incentive Awards Granted to
Designated Covered Employees TC . The Committee may, within its discretion, grant one or more Annual
Incentive Awards to any Eligible Person, subject to the terms and conditions set forth in this Section 8(c).

(i) Annual Incentive Award Pool. The Committee may establish an Annual Incentive Award pool, which shall be an unfunded pool, for purposes of measuring
Company performance in connection with Annual
Incentive Awards. In the case of Annual Incentive
Awards intended to qualify as "performance-based compensation" for purposes of Code Section 162(m), the amount of such Annual Incentive Award pool shall be based upon the achievement of a performance goal or goals based on one or more of the business criteria set forth in Section 8(b)(ii) hereof during the given performance period, as specified by the Committee in accordance with Section 8(b)(iii) hereof. The
Committee may specify the amount of the Annual
Incentive Award pool as a percentage of any such business criteria, a percentage thereof in excess of a threshold amount, or as another amount which need not bear a strictly mathematical relationship to such business criteria.

(ii) Potential Annual Incentive Awards. Not later than the end of the 90th day of each fiscal year, or at such other date as may be required or permitted in the case of Awards intended to be "performance-based compensation" under Code Section 162(m), the Committee shall determine the Eligible Persons who will potentially receive Annual Incentive Awards, and the amounts potentially payable thereunder, for that fiscal year, either out of an Annual Incentive Award pool established by such date under Section 8(c)(i) hereof or as individual Annual Incentive Awards. In the case of individual Annual Incentive Awards intended to qualify under Code Section 162(m), the amount potentially payable shall be based upon the achievement of a performance goal or goals based on one or more of the business criteria set forth in
Section 8(b)(ii) hereof in the given performance year, as specified by the Committee; in other cases, such amount shall be based on such criteria as shall be established by the Committee. In all cases, the maximum Annual Incentive Award of any Participant shall be subject to the limitation set forth in
Section 5 hereof.

(iii) Payout of Annual Incentive Awards. After the end of each fiscal year, the Committee shall determine the amount, if any, of (A) the Annual Incentive Award pool, and the maximum amount of potential Annual
Incentive Award payable to each Participant in the Annual Incentive Award pool, or (B) the amount of potential Annual Incentive Award otherwise payable to each Participant. The Committee may, in its discretion, determine that the amount payable to any Participant as an Annual Incentive Award shall be reduced from the amount of his or her potential Annual
Incentive Award, including a determination to make no Award whatsoever. The Committee shall specify the circumstances in which an Annual Incentive Award shall be paid or forfeited in the event of termination of employment by the Participant prior to the end of a fiscal year or settlement of such Annual Incentive Award.

(d)  Written Determinations  TC  . All
determinations by the Committee as to the establishment of performance goals, the amount of any Performance Award pool or potential individual
Performance Awards and as to the achievement of performance goals relating to Performance Awards under
Section 8(b), and the amount of any Annual Incentive
Award pool or potential individual Annual Incentive
Awards and the amount of final Annual Incentive Awards under Section 8(c), shall be made in writing in the case of any Award intended to qualify under Code
Section 162(m). The Committee may not delegate any responsibility relating to such Performance Awards or Annual Incentive Awards if and to the extent required to comply with Code Section 162(m).

(e)  Status of Section 8(b) and Section 8(c)
Awards under Code Section 162(m) TC . It is the intent of the Company that Performance Awards and Annual Incentive Awards under Section 8(b) and 8(c) hereof granted to persons who are designated by the Committee as likely to be Covered Employees within the meaning of Code Section 162(m) and regulations thereunder shall, if so designated by the Committee, constitute "qualified performance-based compensation" within the meaning of Code Section 162(m) and regulations thereunder. Accordingly, the terms of Sections 8(b), (c), (d) and (e), including the definitions of Covered Employee and other terms used therein, shall be interpreted in a manner consistent with Code Section 162(m) and regulations thereunder.
The foregoing notwithstanding, because the Committee cannot determine with certainty whether a given
Participant will be a Covered Employee with respect to a fiscal year that has not yet been completed, the term Covered Employee as used herein shall mean only a person designated by the Committee, at the time of grant of Performance Awards or an Annual Incentive
Award, as likely to be a Covered Employee with respect to that fiscal year. If any provision of the Plan or any agreement relating to such Performance Awards or Annual Incentive Awards does not comply or is inconsistent with the requirements of Code Section
162(m) or regulations thereunder, such provision shall be construed or deemed amended to the extent necessary to conform to such requirements.

9.  Change in Control  TC  .

(a)  Effect of "Change in Control."  TC   If
and to the extent provided in the Award, in the event of a "Change in Control," as defined in Section 9(b):

(i) The Committee may, within its discretion, accelerate the vesting and exercisability of any Award carrying a right to exercise that was not previously vested and exercisable as of the time of the Change in Control, subject to applicable restrictions set forth in Section 10(a) hereof;

(ii) The Committee may, within its discretion, accelerate the exercisability of any limited SARs (and other SARs if so provided by their terms) and provide for the settlement of such SARs for amounts, in cash, determined by reference to the Change in Control Price;

(iii) The Committee may, within its discretion, lapse the restrictions, deferral of settlement, and forfeiture conditions applicable to any other Award granted under the Plan and such Awards may be deemed fully vested as of the time of the Change in Control, except to the extent of any waiver by the Participant and subject to applicable restrictions set forth in
Section 10(a) hereof; and

(iv) With respect to any such outstanding Award subject to achievement of performance goals and conditions under the Plan, the Committee may, within its discretion, deem such performance goals and other conditions as having been met as of the date of the Change in Control.

(b)  Definition of "Change in Control."  TC
A "Change in Control" shall be deemed to have occurred upon:

(i) Approval by the shareholders of the Company of a reorganization, merger, consolidation or other form of corporate transaction or series of transactions, in each case, with respect to which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company (unless such reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale (any such event being referred to as a "Corporate Transaction") is subsequently abandoned);

(ii) Individuals who, as of the date on which the Award is granted, constitute the Board (the "Incumbent
Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date on which the Award was granted whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a11 of Regulation 14A promulgated under the Securities Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent
Board; or

(iii)  the acquisition (other than from the
Company) by any person, entity or "group", within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act, of more than 50% of either the then outstanding shares of the Company's Common
Stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors (hereinafter referred to as the ownership of a "Controlling
Interest") excluding, for this purpose, any acquisitions by (1) the Company or its Subsidiaries,
(2) any person, entity or "group" that as of the date on which the Award is granted owns beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act) of a Controlling Interest or (3) any employee benefit plan of the Company or its Subsidiaries.

(c)  Definition of "Change in Control
Price."  TC   The "Change in Control Price" means an
amount in cash equal to the higher of (i) the amount of cash and fair market value of property that is the highest price per share paid (including extraordinary dividends) in any Corporate Transaction triggering the Change in Control under Section 9(b)(i) hereof or any liquidation of shares following a sale of substantially all of the assets of the Company, or
(ii) the highest Fair Market Value per share at any time during the 60-day period preceding and the 60-day period following the Change in Control.

10.  General Provisions  TC  .

(a)  Compliance With Legal and Other
Requirements TC . The Company may, to the extent deemed necessary or advisable by the Committee or the Board, postpone the issuance or delivery of Stock or payment of other benefits under any Award until completion of such registration or qualification of such Stock or other required action under any federal or state law, rule or regulation, listing or other required action with respect to any stock exchange or automated quotation system upon which the Stock or other Company securities are listed or quoted, or compliance with any other obligation of the Company, as the Committee or the Board, may consider appropriate, and may require any Participant to make such representations, furnish such information and comply with or be subject to such other conditions as it may consider appropriate in connection with the issuance or delivery of Stock or payment of other benefits in compliance with applicable laws, rules, and regulations, listing requirements, or other obligations. The foregoing notwithstanding, in connection with a Change in Control, the Company shall take or cause to be taken no action, and shall undertake or permit to arise no legal or contractual obligation, that results or would result in any postponement of the issuance or delivery of Stock or payment of benefits under any Award or the imposition of any other conditions on such issuance, delivery or payment, to the extent that such postponement or other condition would represent a greater burden on a Participant than existed on the 90th day preceding the Change in Control.

(b)  Limits on Transferability;
Beneficiaries TC . No Award or other right or interest of a Participant under the Plan, including any Award or right which constitutes a derivative security as generally defined in Rule 16a1(c) under the Exchange Act, shall be pledged, hypothecated or otherwise encumbered or subject to any lien, obligation or liability of such Participant to any party (other than the Company or a Subsidiary), or assigned or transferred by such Participant otherwise than by will or the laws of descent and distribution or to a Beneficiary upon the death of a Participant, and such Awards or rights that may be exercisable shall be exercised during the lifetime of the Participant only by the Participant or his or her guardian or legal representative, except that Awards and other rights (other than ISOs and SARs in tandem therewith) may be transferred to one or more
Beneficiaries or other transferees during the lifetime of the Participant, and may be exercised by such transferees in accordance with the terms of such Award, but only if and to the extent such transfers and exercises are permitted by the Committee or the Board pursuant to the express terms of an Award agreement (subject to any terms and conditions which the Committee or the Board may impose thereon, and further subject to any prohibitions or restrictions on such transfers pursuant to Rule 16b-3). A Beneficiary, transferee, or other person claiming any rights under the Plan from or through any Participant shall be subject to all terms and conditions of the Plan and any Award agreement applicable to such Participant, except as otherwise determined by the Committee or the Board, and to any additional terms and conditions deemed necessary or appropriate by the Committee or the Board.

(c)  Adjustments  TC  . In the event that
any dividend or other distribution (whether in the form of cash, Stock, or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, liquidation, dissolution or other similar corporate transaction or event affects the Stock such that a substitution or adjustment is determined by the Committee or the Board to be appropriate in order to prevent dilution or enlargement of the rights of Participants under the Plan, then the Committee or the Board shall, in such manner as it may deem equitable, substitute or adjust any or all of (i) the number and kind of shares of Stock which may be delivered in connection with Awards granted thereafter, (ii) the number and kind of shares of Stock by which annual per-person Award limitations are measured under Section 5 hereof, (iii) the number and kind of shares of Stock subject to or deliverable in respect of outstanding Awards and (iv) the exercise price, grant price or purchase price relating to any Award and/or make provision for payment of cash or other property in respect of any outstanding Award. In addition, the Committee (and the Board if and only to the extent such authority is not required to be exercised by the Committee to comply with Code Section
162(m)) is authorized to make adjustments in the terms and conditions of, and the criteria included in, Awards (including Performance Awards and performance goals, and Annual Incentive Awards and any Annual
Incentive Award pool or performance goals relating thereto) in recognition of unusual or nonrecurring events (including, without limitation, events described in the preceding sentence, as well as acquisitions and dispositions of businesses and assets) affecting the Company, any Subsidiary or any business unit, or the financial statements of the Company or any Subsidiary, or in response to changes in applicable laws, regulations, accounting principles, tax rates and regulations or business conditions or in view of the Committee's assessment of the business strategy of the Company, any Subsidiary or business unit thereof, performance of comparable organizations, economic and business conditions, personal performance of a Participant, and any other circumstances deemed relevant; provided that no such adjustment shall be authorized or made if and to the extent that such authority or the making of such adjustment would cause Options, SARs, Performance
Awards granted under Section 8(b) hereof or Annual
Incentive Awards granted under Section 8(c) hereof to Participants designated by the Committee as Covered
Employees and intended to qualify as "performance-based compensation" under Code Section 162(m) and the regulations thereunder to otherwise fail to qualify as "performance-based compensation" under Code Section
162(m) and regulations thereunder.

(d)  Taxes  TC  . The Company and any
Subsidiary is authorized to withhold from any Award granted, any payment relating to an Award under the Plan, including from a distribution of Stock, or any payroll or other payment to a Participant, amounts of withholding and other taxes due or potentially payable in connection with any transaction involving an Award, and to take such other action as the Committee or the Board may deem advisable to enable the Company and Participants to satisfy obligations for the payment of withholding taxes and other tax obligations relating to any Award. This authority shall include authority to withhold or receive Stock or other property and to make cash payments in respect thereof in satisfaction of a Participant's tax obligations, either on a mandatory or elective basis in the discretion of the Committee.

(e)  Changes to the Plan and Awards  TC  .
The Board may amend, alter, suspend, discontinue or terminate the Plan, or the Committee's authority to grant Awards under the Plan, without the consent of stockholders or Participants, except that any amendment or alteration to the Plan shall be subject to the approval of the Company's stockholders not later than the annual meeting next following such Board action if such stockholder approval is required by any federal or state law or regulation (including, without limitation, Rule 16b-3 or Code Section 162(m)) or the rules of any stock exchange or automated quotation system on which the Stock may then be listed or quoted, and the Board may otherwise, in its discretion, determine to submit other such changes to the Plan to stockholders for approval; provided that, without the consent of an affected Participant, no such Board action may materially and adversely affect the rights of such Participant under any previously granted and outstanding Award. The Committee or the Board may waive any conditions or rights under, or amend, alter, suspend, discontinue or terminate any Award theretofore granted and any Award agreement relating thereto, except as otherwise provided in the Plan; provided that, without the consent of an affected Participant, no such Committee or the Board action may materially and adversely affect the rights of such Participant under such Award. Notwithstanding anything in the Plan to the contrary, if any right under this Plan would cause a transaction to be ineligible for pooling of interest accounting that would, but for the right hereunder, be eligible for such accounting treatment, the Committee or the Board may modify or adjust the right so that pooling of interest accounting shall be available, including the substitution of Stock having a Fair Market Value equal to the cash otherwise payable hereunder for the right which caused the transaction to be ineligible for pooling of interest accounting.

(f)  Limitation on Rights Conferred Under
Plan TC . Neither the Plan nor any action taken hereunder shall be construed as (i) giving any Eligible Person or Participant the right to continue as an Eligible Person or Participant or in the employ of the Company or a Subsidiary; (ii) interfering in any way with the right of the Company or a Subsidiary to terminate any Eligible Person's or Participant's employment at any time, (iii) giving an Eligible
Person or Participant any claim to be granted any Award under the Plan or to be treated uniformly with other Participants and employees, or (iv) conferring on a Participant any of the rights of a stockholder of the Company unless and until the Participant is duly issued or transferred shares of Stock in accordance with the terms of an Award.

(g)  Unfunded Status of Awards; Creation of
Trusts TC . The Plan is intended to constitute an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a Participant or obligation to deliver Stock pursuant to an Award, nothing contained in the Plan or any Award shall give any such Participant any rights that are greater than those of a general creditor of the Company; provided that the Committee may authorize the creation of trusts and deposit therein cash, Stock, other Awards or other property, or make other arrangements to meet the Company's obligations under the Plan. Such trusts or other arrangements shall be consistent with the "unfunded" status of the Plan unless the Committee otherwise determines with the consent of each affected Participant. The trustee of such trusts may be authorized to dispose of trust assets and reinvest the proceeds in alternative investments, subject to such terms and conditions as the Committee or the Board may specify and in accordance with applicable law.

(h)  Nonexclusivity of the Plan  TC  .
Neither the adoption of the Plan by the Board nor its submission to the stockholders of the Company for approval shall be construed as creating any limitations on the power of the Board or a committee thereof to adopt such other incentive arrangements as it may deem desirable including incentive arrangements and awards which do not qualify under Code Section
162(m).

(i)  Payments in the Event of Forfeitures;
Fractional Shares TC . Unless otherwise determined by the Committee or the Board, in the event of a forfeiture of an Award with respect to which a Participant paid cash or other consideration, the Participant shall be repaid the amount of such cash or other consideration. No fractional shares of Stock shall be issued or delivered pursuant to the Plan or any Award. The Committee or the Board shall determine whether cash, other Awards or other property shall be issued or paid in lieu of such fractional shares or whether such fractional shares or any rights thereto shall be forfeited or otherwise eliminated.

(j)  Governing Law  TC  . The validity,
construction and effect of the Plan, any rules and regulations under the Plan, and any Award agreement shall be determined in accordance with the laws of the State of Nevada without giving effect to principles of conflicts of laws, and applicable federal law.

(k)  Plan Effective Date and Stockholder
Approval; Termination of Plan TC . The Plan shall become effective on the Effective Date, subject to subsequent approval within 12 months of its adoption by the Board by stockholders of the Company eligible to vote in the election of directors, by a vote sufficient to meet the requirements of Code Sections
162(m) (if applicable) and 422, Rule 16b-3 under the
Exchange Act (if applicable), applicable NASDAQ requirements, and other laws, regulations, and obligations of the Company applicable to the Plan.
Awards may be granted subject to stockholder approval, but may not be exercised or otherwise settled in the event stockholder approval is not obtained. The Plan shall terminate at such time as no shares of Common
Stock remain available for issuance under the Plan and the Company has no further rights or obligations with respect to outstanding Awards under the Plan.

                             EX-21

                 SUBSIDIARIES OF THE REGISTRANT

PalmWorks, Inc., a Nevada corporation.