Form 10-Q
period 2001-05-31
ZYDANT CORP
filed 2001-07-25
CIK 1108800

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such
filing requirements for the past 90 days.  Yes   X       No          .

As of July 20, 2001, the Registrant had 15,206,936 shares of common stock issued and outstanding.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                              PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS AS OF
         FEBRUARY 28, 2001 AND MAY 31, 2001                         3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MAY 31, 2000
         AND MAY 31, 2001, AND FROM INCEPTION
         THROUGH MAY 31, 2001                                       4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         THE THREE MONTHS ENDED MAY 31, 2000
         AND MAY 31, 2001, AND FROM INCEPTION
         THROUGH MAY 31, 2001                                       5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                         11

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                       11

ITEM 5.  OTHER INFORMATION                                         11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          11

SIGNATURE                                                          12

                              ZYDANT CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEETS

                                                  February 28        May 31
                                                      2001            2001
                                                                 (Unaudited)

                                   ASSETS

Current assets
Cash                                              $   166,032     $   12,709
Total current assets                                  166,032         12,709

Fixed assets, net                                      94,720         80,198

Other assets                                          554,027        554,027

Total assets                                          814,329        646,934

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities               48,154         70,737

Due to related party                                  305,680        305,680

Total current liabilities                             353,834        376,417

Total liabilities                                     353,834        376,417

Commitments and contingencies                               -              -

Stockholders' equity
Common stock, $0.001 par value; 50,000,000
shares authorized, 14,900,031 and 15,196,936
issued and outstanding as of May 31, 2000
and 2001, respectively                                 15,197         15,197
Additional paid-in capital                         13,679,083     13,679,083
Accumulated deficit prior to the development
stage                                                (816,462)      (816,462)
Accumulated deficit during the development
stage                                             (12,417,323)   (12,607,301)
Total stockholders' equity                            460,495        270,517

Total liabilities and stockholders' equity            814,329        646,934

         See Accompanying Notes to Consolidated Financial Statements

                                ZYDANT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                               March 1, 1998
                                            Three Months        (Inception)
                                            Ended May 31       through May 31
                                         2000          2001         2001

Revenue
                                         $      -      $     -   $         -
Operating expenses
Professional fees                         103,426       14,332       881,116
Wages and payroll taxes                   169,978      112,709     1,037,710
Consulting and contract labor                   -            -     9,439,264
Depreciation                               14,618       14,072       110,723
Interest expense                               14            -        22,744
Advertising                                 1,860          600       100,256
General and administrative                 57,871       49,181       905,328

Total operating expenses                  347,767      190,894    12,497,141

Net loss from operations                 (347,767)    (190,894)  (12,497,141)

Other income (expense)
Forgiveness of debt                             -            -       306,019
Related party bad debts                         -            -      (179,172)
Interest income                             8,573          916        31,458
Gain (loss) on sale of fixed assets             -            -        18,287
Loss on investments                             -            -      (440,000)
Interest Income                           152,898            -       153,248
Total other income (expense)              161,471          916      (110,160)

Net loss before provision for income
taxes                                    (186,296)    (189,978)  (12,607,301)

Provision for income taxes                      -            -             -

Net loss                                 (186,296)    (189,978)  (12,607,301)

Basic and diluted loss
per common share                            (0.01)       (0.01)        (1.00)

Basic and diluted
weighted average common
shares outstanding                     14,900,031   15,196,936    12,632,761

          See Accompanying Notes to Consolidated Financial Statements

                             ZYDANT CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               March 1, 1998
                                            Three Months        (Inception)
                                            Ended May 31       through May 31
                                         2000          2001         2001

Cash flows from operating
activities:
Net loss                                $  (186,296)  $ (189,978) (12,607,301)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Common stock issued for expenses                  -            -    9,478,064
Loss (gain) on sale of fixed assets               -            -      (18,287)
Depreciation                                 14,618       14,072      110,723
Related party bad debts                           -            -      179,172
Loss on investment                                -            -      440,000
Forgiveness of debt                               -            -    (306,019)
Changes in operating assets
and liabilities:
Decrease in accounts receivable                   -            -         304
Increase (decrease) in due to related
Party                                       300,000            -     715,883
Increase in other assets                          -            -    (524,027)
Increase (decrease) in
accounts payable and accrued
liabilities                                (150,359)      22,583      70,737
Net cash used by
operating activities                        (22,037)    (153,323) (1,936,724)

Cash flows from investing
activities:
Purchase of fixed assets                    (13,294)           -    (193,290)
Purchase of other assets                          -            -    (524,027)
Proceeds from sale of fixed assets                -            -      62,050
Net cash used by
investing activities                        (13,294)           -    (655,267)

Cash flows from financing
activities:
Proceeds from issuance of
common stock                                      -            -   2,660,000
Proceeds from shareholder
Contribution                                      -            -
Principal payments on notes payable               -            -     (55,300)
Net cash provided by
financing activities                              -            -   2,604,700

Net increase (decrease) in cash             (35,331)    (153,323)     12,709

Cash, beginning of period                   817,797      166,032           -

Cash, end of period                         782,466       12,709      12,709

Supplemental disclosure of cash flow
Cash paid for interest                            -            -           -
Cash paid for income taxes                        -            -           -

Principal payments on notes
payable through the issuance
of common stock                                   -            -     394,903

Common stock issued for the
Acquisition of assets                             -            -     440,000

             See Accompanying Notes to Consolidated Financial Statements

                            ZYDANT CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  INTERIM RESULTS

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our consolidated financial statements and the notes thereto for the fiscal year ended February 29, 2001 contained in Annual Report on Form 10-K.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month periods ended May 31, 2000 and May 31, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending February 28, 2002.

2.  RELATED PARTY TRANSACTIONS

As of May 31, 2001, the balance due to related party totaling $305,680 consisted of advances from Northwest Capital Partners, LLC (an entity wholly owned by a director and stockholder of the Company), bearing no interest, and due February 28, 2002.

3.  OTHER ASSETS

Other asset of $554,027 as of May 31, 2001 consists of a 15% working interest in a petroleum exploration permit covering approximately 29,000 acres of the Taranaki Basin on the North Island of New Zealand. Management believes that this capitalized working interest in a petroleum exploration permit may provide future revenue benefits, however has determined to discontinue future additional investment in this asset since it does not compliment the Company's current business direction. The Company is currently pursuing the sale of this asset. For the three months ended May 31, 2001, amortization expense has not been recorded for the capitalized working interest in the petroleum permit since revenues related to the permit have not been recognized for these periods.

4.  GOING CONCERN

The Company incurred a net loss of approximately $190,000 for the three months ended May 31, 2001. The Company has not commenced its planned operations and has recurring net losses along with no recorded revenues. Those factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to complete the development of technology products and services to generate future revenues. The Company will also seek additional sources of capital through equity or debt offering, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

Results of Operations

The following table provides, for the periods shown, the line items included in our consolidated statements of operations.

                            Year Ended                 Three Months Ended
                    February   February   February     May 31       May 31
                       28         29         28        2000         2001
                      1999       2000      2001
Revenue             $      -   $      -    $    -      $      -     $     -
Operating expenses
Professional fees    168,702    315,993   382,089       103,426      14,332
Wages and payroll
Taxes                      -    252,194   672,087       169,978     112,709
Consulting,
Contract labor       289,169  9,112,700    37,395             -           -
Depreciation          13,100     25,563    57,988        14,618      14,072
Interest expense      14,500      7,755       489            14           -
Advertising           76,685      4,070    18,901         1,860         600
General and
Administrative       337,828    224,725   293,594        57,871      49,181
Total operating
Expenses             899,984  9,943,000 1,463,263       347,767     190,894
Net loss from
Operations          (899,984)(9,943,000)(1,463,263)     (347,767)  (190,894)
Other income
(expense)
Forgiveness of
Debt                 306,019          -          -             -          -
Related party bad
Debts               (169,172)         -    (10,000)            -          -
Interest income            -      2,617     27,925         8,573        916
Gain on sale of
fixed assets          18,606          -       (319)            -          -
Loss on
Investments                -   (440,000)         -             -          -
Other income
(expense)                  -          -    153,248       152,898          -
Total other income
(expense)            155,453   (437,383)   170,854       161,471        916
Net loss            (744,531)(10,380,383(1,292,409)     (186,296)  (189,978)

Results of Operations for the Three Months Ended May 31, 2001 Compared with the Three Months Ended May 31, 2000

We continued to incur operating losses during the first quarter. We incurred net losses of approximately $190,000 for the three months ended May 31, 2001 compared with approximately $186,000 for the three months ended May 31, 2000. We realized a reduction in professional fees of approximately $87,000 for the three months ended May 31, 2001, compared to the three months ended May 31, 2000. For the period ended May 31, 2000, our professional fees were higher primarily due to costs associated with the filing of our S-1 registration statement with the Securities and Exchange Commission, and residual of pending litigation associated with the former company.

We realized a reduction in wages and payroll taxes, as result of a temporary layoff at period ended May 31, 2001. This temporary layoff was implemented to further reduce our operating costs, until additional funding is secured.

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

During the three months ended May 31, 2001, we realized a net loss of approximately $190,000 compared with a net loss in the three months ended May 31, 2000 of approximately $348,000. The overall decrease in our net loss is primarily due to a decrease in operations, until additional funding is secured.

We are continuing our efforts to raise additional capital through equity or debt financings. We plan to raise approximately $1,000,000 in equity or debt financing during the next fiscal quarter. We believe that we will require approximately $5 million of operating capital to meet our needs for the next 12 months based upon our full operation cost history and the capital requirements needed to carry out our business plan.

A delay in any financing could inhibit our abilities to continue operations, and carry out our business plan.

We have forecasted approximately $5 million in operating expenses through May 31, 2002. These operating expenses include:

approximately $1.1 million in payroll expense related to our increased staffing requirements;

approximately $1.0 million for legal, professional, and corporate insurance expenses related to our company becoming a "reporting company;" and preparing for online services; and

approximately $2.0 million in marketing and advertising related to our introductory marketing campaign.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the first quarter of the fiscal year covered by this Form 10-Q.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2001                          ZYDANT CORPORATION

                                             By: /s/  James T. Voss
                                             James T. Voss, Chairman of the
                                             Board of Directors,
                                             Chief Executive Officer
                                             and President

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

3.1 Articles of Incorporation of the Registrant, dated July 26, 1999 (incorporated by reference to Exhibit 3.1 of the Form S-1 filed on
       May 4, 2000).

3.2 Certificate of Amendment to Articles of Incorporation, dated August 23, 2000 (incorporated by reference to Exhibit 3.2 of the Form 10-K filed on June 26, 2001).

3.3 Certificate of Amendment to Articles of Incorporation, dated October 4, 2000 (incorporated by reference to Exhibit 3.3 of the Form 10-K filed on June 26, 2001).

3.4 Bylaws of the Registrant, dated April 20, 2000 (incorporated by reference to Exhibit 3.2 of the Form S-1 filed on May 4, 2000).

4.1    Specimen of Common Stock Certificate (incorporated by reference to
       Exhibit 4.1 of the Form S-1/A filed on July 5, 2000).

4.2 2000 Equity Incentive Compensation Plan, dated December 1, 2000 (incorporated by reference to Exhibit 4.2 of the Form 10-K filed on June 26, 2001).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-K filed on June 26, 2001).